Form 10QSB
period 2003-03-31
GRANT VENTURES INC
filed 2003-05-15
CIK 1210336

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 2003

                                 or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to

                   Commission File Number  000-50133

                          GRANT VENTURES,  INC.
   (Exact name of small business issuer as specified in its charter)

           NEVADA                            82 - 0490737
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

       56 West 400 South, Suite  #220, Salt Lake City, Utah 84101
                 (Address of principal executive offices)

                            (801) 322-3401
                       (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.      Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                 Outstanding as of March 31, 2003

 Common Stock, $.001 par value                 6,000,000

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]




                                  TABLE OF CONTENTS

Heading                                                                  Page
                           PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements        3

    Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002       4

    Statements of Operations - three  months ended March 31, 2003 and 2002 and the period from inception on July 1, 1983 to
      March 31, 2003 (unaudited)                                            6

    Statements in Changes in Stockholders' Equity - for the period
      July 1, 1983 to March 31, 2003 (unaudited)                            7

    Statements of Cash Flows - three months ended March 31, 2003 and 2002 and the period from inception on July 1, 1983 to
      March 31, 2003 (unaudited)                                            9

    Notes to Financial Statements                                          11

Item 2.    Management's Discussion and Analysis and Results of Operations  12

Item 3.    Controls and Procedures                                         13


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                 13

Item 4.    Submission of Matters to a Vote of Securities Holders           13

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                                14

    Signatures                                                             15

    Certifications                                                         16




                                   PART I

Item 1.        Financial Statements

    The accompanying balance sheets of Grant Ventures, Inc. at March 31, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three months ended March 31, 2003 and 2002 and the period July 1, 1983 (date of inception) to March 31, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.



                              GRANT VENTURES, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002



                              GRANT VENTURES, INC.
                         (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     March 31,    December 31,
                                                       2003          2002
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                            GRANT VENTURES, INC.
                       (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                     March 31,            December 31,
                                                        2003                   2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,763            $    2,471
  Due to shareholder                                     26,305                24,927
  Accrued interest                                          640                     -
                                                     ----------            ----------
   Total Current Liabilities                             31,708                27,398
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 50,000,000 shares authorized at
  $0.001 par value, 6,000,000 shares
    issued & outstanding, respectively                    6,000                 6,000
Additional paid in capital                              178,339               178,339
Deficit accumulated during the development stage       (216,047)             (211,737)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (31,708)              (27,398)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                             GRANT VENTURES, INC.
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                   For the              From
                                Three Months         Inception on
                                   Ended                July 1,
                                  March 31,          1983 through
                            ----------------------     March 31,
                               2003         2002         2003
                            ----------   ----------   ----------
REVENUES                    $        -   $        -   $        -

OPERATING EXPENSES               3,670       37,519      215,407
                            ----------   ----------   ----------
LOSS FROM OPERATIONS            (3,670)           -     (215,407)
                            ----------   ----------   ----------
OTHER EXPENSES
  Interest expense                (640)           -         (640)
                            ----------   ----------   ----------
    Total Other Expenses          (640)           -         (640)
                            ----------   ----------   ----------

NET LOSS                    $   (4,310)  $  (37,519)  $ (216,047)
                            ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                            $    (0.00)  $    (0.01)
                            ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      6,000,000    5,342,019
                            ==========   ==========


The accompanying notes are an integral part of these financial statements.



                             GRANT VENTURES, INC.
                        (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on July 1, 1983 through March 31, 2003

                                                                              Deficit
                                                                             Accumulated
                                                                             During the
                                         Common Stock          Additional    Development
                                     Shares        Amount    Paid in Capital    Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
July 1, 1983                                -    $        -    $        -    $        -

Common stock issued for
mining claims on July 2,
1983 at $0.04 per share               216,699           217         7,783             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1984                                  216,699           217         7,783             -

Net Loss for the year ended
December 31, 1984                           -             -             -        (8,000)
                                   ----------    ----------    ----------    ----------

Net Loss for the period December
31, 1984 through December 31, 1995          -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1995                                  216,699           217         7,783        (8,000)

Common stock issued for cash on
April 19, 1996 at $0.02 per share   3,466,650         3,467         4,033             -

Net Loss for the year ended
December 31, 1996                           -             -             -          (565)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                3,683,349         3,684        11,816        (8,565)

Common shares canceled on
September 15, 1997                 (3,466,650)       (3,467)        3,467             -

Net Loss for the year ended
December 31, 1997                           -             -             -        (7,535)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                  216,699           217        15,283       (16,100)

Common shares issued at $0.08
per share on August 5, 1998
for services rendered                  66,350            66         4,934             -

Net Loss for the year ended
December 31, 1998                           -             -             -        (5,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                  283,049    $      283    $   20,217    $  (21,100)
                                   ----------    ----------    ----------    ----------

The accompanying notes are an integral part of these financial statements.



                             GRANT VENTURES, INC.
                        (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
             From Inception on July 1, 1983 through March 31, 2003

                                                                               Deficit
                                                                             Accumulated
                                                             During the
                                         Common Stock          Additional    Development
                                     Shares        Amount    Paid in Capital    Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                  283,049    $      283    $   20,217    $  (21,100)

Common shares issued to directors
at $0.03 per share on August
30, 1999 for services rendered      4,000,000         4,000       116,000             -

Common shares issued to directors
at $0.40 per share on September
16, 1999 for services rendered         25,000            25         9,975             -

Net Loss for the year ended
December 31, 1999                           -             -             -      (130,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                4,308,049         4,308       146,192      (151,100)

Net Loss for the year ended
December 31, 2000                           -             -             -       (10,421)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                4,308,049         4,308       146,192      (161,521)

Net Loss for the year ended
December 31, 2001                           -             -             -        (2,359)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                4,308,049         4,308       146,192      (163,880)

Common shares issued to directors
at $0.02 per share on February
24, 2002 for services rendered      1,691,951         1,692        32,147             -

Net Loss for the year ended
December 31, 2002                           -             -             -       (47,857)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2002                                6,000,000         6,000       178,339      (211,737)

Net Loss for the three months
ended March 31, 2003
(Unaudited)                                 -             -             -        (4,310)
                                   ----------    ----------    ----------    ----------
Balance, March 31,
2003 (Unaudited)                    6,000,000    $    6,000    $  178,339    $ (216,047)
                                   ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these financial statements.



                               GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                         From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Three Months Ended    on July 1,
                                                March 31,            1983 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (4,310)   $  (37,519)  $  (216,047)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services
   rendered                                       -        33,839       168,839
 Changes in operating assets and
   liabilities:
  Increase in accounts payable                2,292             -        15,990
  Increase in payable due to related
   party                                      1,378         3,680        15,078
  Increase in accrued interest                  640             -           640
  Decrease of mining claims                       -             -         8,000
                                         ----------    ----------    ----------
  Net Cash Used by
   Operating Activities                           -             -        (7,500)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                            -             -         7,500
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         7,500
                                         ----------    ----------    ----------
NET DECREASE IN CASH                              -             -             -
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                               GRANT VENTURES, INC.
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                        From
                                                                   Inception of the
                                                                   Development Stage
                                        For the Three Months Ended    on July 1,
                                                March 31,            1983 Through
                                         ------------------------      March 31,
                                            2003          2002           2003
                                         ----------    ----------     ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $        -    $   33,839    $  168,839
Common stock issued for mining           $        -    $        -    $    8,000


   The accompanying notes are an integral part of these financial statements.



                              GRANT VENTURES, INC.
                         (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to March 31, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -    REVERSE STOCK-SPLIT

         On February 15, 2002 the Company's common stock was reverse-split on a 1 share for 2 share basis. The accompanying financial statements have been restated to reflect the reverse-split on a retroactive basis. The Company also changed its common stock from no par value to $0.001 par value per share.



Item 2.        Management's Discussion and Analysis or Plan of Operations

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

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

Plan of Operation

    During the next 12 months, we intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business.

    Because we lack funds, it may be necessary for our officers and directors to either advance funds or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    In the event we need to raise capital, most likely the only method available to us would be the private sale of our securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

    We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Management further believes that we will not have to make any equipment purchases in the immediate future.

Forward-Looking and Cautionary Statements

    This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    * our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    *    to meet our cash and working capital needs;
    *    our ability to maintain our corporate existence as a viable entity;
         and
    *    other risks detailed in our periodic report filings with the SEC.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

    These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


Item 3.     Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                    PART II

Item 1.        Legal Proceedings

    There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.


Item 2.        Changes In Securities and Use of Proceeds

    This Item is not applicable.


Item 3.        Defaults Upon Senior Securities

    This Item is not applicable.


Item 4.        Submission of Matters to a Vote of Security Holders

    This Item is not applicable.



Item 5.        Other Information

    This Item is not applicable.



Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 99.1     Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    Reports on Form 8-K

           No report on Form 8-K was filed by the Company during the three month period ended March 31, 2003.





                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GRANT VENTURES,  INC.



Date: May 15, 2003                    By:  /S/   Geoff Williams
                                         Geoff Williams
                                         Acting President and C.E.O.,
                                         Secretary and Director




Date: May 15, 2003                    By: /S/ Bobbi Heywood
                                         Bobbi Heywood
                                         Treasurer, and Director
                                         (Principal Accounting Officer)





    Certifications

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Geoff Williams, Acting Chief Executive Officer of the Grant Ventures, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Grant Ventures, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003


/s/   Geoff Williams

Geoff Williams
Acting Chief Executive Officer




                           CERTIFICATION PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

    I, Bobbi Heywood, Principal Accounting Officer of the Grant Ventures, Inc. (the "registrant"), certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of Grant Ventures, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003


/s/ Bobbi Heywood

Bobbi Heywood
Principal Accounting Officer