Form 10QSB
period 2003-06-30
GRANT VENTURES INC
filed 2003-08-14
CIK 1210336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2003

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

                  Class                 Outstanding as of June 30, 2003

      Common Stock, $.001 par value                 6,000,000

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]



                                  TABLE OF CONTENTS

Heading                                                                  Page
                           PART  I.  FINANCIAL INFORMATION

Item 1.    Financial Statements                                             3

    Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002        4

    Statements of Operations - three months and six months ended June
      30, 2003 and 2002 and the period from inception on July 1, 1983
      to June 30, 2003 (unaudited)                                          6

    Statements in Changes in Stockholders' Equity - for the period
      July 1, 1983 to June 30, 2003 (unaudited)                             7

    Statements of Cash Flows - six months ended June 30, 2003 and
      2002 and the period from inception on July 1, 1983 to
      June 30, 2003 (unaudited)                                             9

    Notes to Financial Statements                                          11

Item 2.    Management's Discussion and Analysis and Results of Operations  12

Item 3.    Controls and Procedures                                         13


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                 13

Item 4.    Submission of Matters to a Vote of Securities Holders           13

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                                13

    Signatures                                                             14

                                   PART I

Item 1.        Financial Statements

    The accompanying balance sheet of Grant Ventures, Inc. at June 30, 2003, related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2003 and 2002 and the period July 1, 1983 (date of inception) to June 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.


                                 GRANT VENTURES, INC.
                             (A Development Stage Company)

                                 FINANCIAL STATEMENTS

                          June 30, 2003 and December 31, 2002

                            GRANT VENTURES, INC.
                        (A Development Stage Company)
                               Balance Sheets

                                  ASSETS
                                  ------

                                                     June 30,    December 31,
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

                                 GRANT VENTURES, INC.
                             (A Development Stage Company)
                               Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

                                                      June 30,            December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    5,550            $    2,471

  Payable - related party                                28,647                24,927
                                                     ----------            ----------

   Total Current Liabilities                             34,197                27,398
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 50,000,000 shares authorized at
  $0.001 par value, 6,000,000 shares
    issued & outstanding, respectively                    6,000                 6,000
Additional paid in capital                              178,339               178,339
Deficit accumulated during the development stage       (218,536)             (211,737)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (34,197)              (27,398)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                                  GRANT VENTURES, INC.
                             (A Development Stage Company)
                                Statements of Operations
                                      (Unaudited)

                                                                                 From
                                  For the                     For         Inception of the
                                Three Months               Six Months    Development Stage
                                   Ended                     Ended            on July 1,
                                  June 30,                  June 30,         1983 Through
                           -----------------------   -----------------------    June 30,
                              2003         2002         2003         2002         2003
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $        -   $        -   $        -   $        -   $        -

EXPENSES                        1,818          244        5,488       37,763      217,225
                           ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS           (1,818)        (244)      (5,488)     (37,763)    (217,225)
                           ----------   ----------   -----------  ----------   ----------
OTHER EXPENSES

   Interest expense              (671)           -       (1,311)           -       (1,311)
                           ----------   ----------   ----------   ----------   ----------

      Total Other Expenses       (671)           -       (1,311)           -       (1,311)
   ----------   ----------   ----------   ----------   ----------

NET LOSS                   $   (2,489)  $     (244)  $   (6,799)  $  (37,763)  $ (218,536)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     6,000,000    6,000,000    6,000,000    5,496,988
                           ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these financial statements.

                                GRANT VENTURES, INC.
                            (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit)
                  From Inception on July 1, 1983 through June 30, 2003

                                         Common Stock
                                   ------------------------    Additional   Accumulated
                                     Shares        Amount    Paid in Capital  Deficit
                                   ----------    ----------    ----------    ----------
Balance at inception of the
the development stage on
July 1, 1983                                -    $        -    $        -    $        -

Common stock issued for
mining claims on July 2,
1983 at $0.04 per share               216,699           217         7,783             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1984                                  216,699           217         7,783             -

Net Loss for the year ended
December 31, 1984                           -             -             -        (8,000)
                                   ----------    ----------    ----------    ----------

Net Loss for the period December
31, 1984 through December 31, 1995          -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1995                                  216,699           217         7,783        (8,000)

Common stock issued for cash on
April 19, 1996 at $0.02 per share   3,466,650         3,467         4,033             -

Net Loss for the year ended
December 31, 1996                           -             -             -          (565)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                3,683,349         3,684        11,816        (8,565)

Common shares canceled on
September 15, 1997                 (3,466,650)       (3,467)        3,467             -

Net Loss for the year ended
December 31, 1997                           -             -             -        (7,535)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                  216,699           217        15,283       (16,100)

Common shares issued at $0.08
per share on August 5, 1998
for services rendered                  66,350            66         4,934             -

Net Loss for the year ended
December 31, 1998                           -             -             -        (5,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                  283,049    $      283    $   20,217    $  (21,100)
                                   ----------    ----------    ----------    ----------


The accompanying notes are an integral part of these financial statements.

                                   GRANT VENTURES, INC.
                               (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit) (Continued)
                   From Inception on July 1, 1983 through June 30, 2003

                                         Common Stock
                                     --------------------      Additional   Accumulated
                                     Shares        Amount    Paid in Capital  Deficit
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                  283,049    $      283    $   20,217    $  (21,100)

Common shares issued to directors
at $0.03 per share on August
30, 1999 for services rendered      4,000,000         4,000       116,000             -

Common shares issued to directors
at $0.40 per share on September
16, 1999 for services rendered         25,000            25         9,975             -

Net Loss for the year ended
December 31, 1999                           -             -             -      (130,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                4,308,049         4,308       146,192      (151,100)

Net Loss for the year ended
December 31, 2000                           -             -             -       (10,421)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                4,308,049         4,308       146,192      (161,521)

Net Loss for the year ended
December 31, 2001                           -             -             -        (2,359)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                4,308,049         4,308       146,192      (163,880)

Common shares issued to directors
at $0.02 per share on February
24, 2002 for services rendered      1,691,951         1,692        32,147             -

Net Loss for the year ended
December 31, 2002                           -             -             -       (47,857)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2002                                6,000,000         6,000       178,339      (211,737)

Net Loss for the six months
ended June 30, 2003
(Unaudited)                                 -             -             -        (6,799)
                                   ----------    ----------    ----------    ----------
Balance, June 30,
2003 (Unaudited)                    6,000,000    $    6,000    $  178,339    $ (218,536)
                                   ==========    ==========    ==========    ==========



  The accompanying notes are an integral part of these financial statements.

                                  GRANT VENTURES, INC.
                             (A Development Stage Company)
                                Statements of Cash Flows
                                     (Unaudited)

                                                                       From
                                                                  Inception of the
                                                                  Development Stage
                                         For the Six Months Ended    on July 1,
                                                 June 30,           1983 Through
                                         ------------------------     June 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (6,799)   $  (37,763)  $  (218,536)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services
   rendered                                       -        33,839       168,839
 Changes in operating assets and
   liabilities:
  Increase in accounts payable                3,079             -        16,777
  Increase in due to shareholder              3,720         3,924        17,420
  Decrease of mining claims                       -             -         8,000
                                         ----------    ----------    ----------
  Net Cash Used by
   Operating Activities                           -             -        (7,500)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                            -             -         7,500
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         7,500
                                         ----------    ----------    ----------
NET DECREASE IN CASH                              -             -             -
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                                GRANT VENTURES, INC.
                            (A Development Stage Company)
                         Statements of Cash Flows (continued)
                                    (Unaudited)

                                                                        From
                                                                  Inception of the
                                                                  Development Stage
                                         For the Six Months Ended    on July 1,
                                                 June 30,           1983 Through
                                         ------------------------     June 30,
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

                                 GRANT VENTURES, INC.
                            (A Development Stage Company)
                           Notes to the Financial Statements
                          June 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


Item 3.     Controls and Procedures.

    As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.


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


Item 6.        Exhibits and Reports on Form 8-K

    (a)    Exhibits

           Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

           Exhibit 32.1  Certification of C.E.O. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)    Reports on Form 8-K

           No report on Form 8-K was filed by the Company during the six month period ended June 30, 2003.

                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GRANT VENTURES,  INC.



Date: August 14, 2003                    By:  /S/   Geoff Williams
                                         Geoff Williams
                                         Acting President and C.E.O.,
                                         Secretary and Director
                                         (Principal Accounting Officer)