Form 10QSB
period 2003-09-30
GRANT VENTURES INC
filed 2003-11-18
CIK 1210336

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2003

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

                Class                 Outstanding as of September 30, 2003

    Common Stock, $.001 par value                 6,000,000

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [ X ]




                              TABLE OF CONTENTS

Heading                                                                  Page
                       PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

         Balance Sheets - September 30, 2003 (unaudited) and December
          31, 2002                                                         4

         Statements of Operations - three and nine months ended
          September 30, 2003 and 2002 and the period from inception
          on July 1, 1983 to September 30, 2003 (unaudited)                6

         Statements in Changes in Stockholders' Equity - for the
         period July 1, 1983 to September 30, 2003 (unaudited)             7

         Statements of Cash Flows - three and nine months ended
          September 30, 2003 and 2002 and the period from inception
          on July 1, 1983 to September 30, 2003 (unaudited)                9

         Notes to Financial Statements                                    11

Item 2.  Management's Discussion and Analysis and Results of Operations   12

Item 3.  Controls and Procedures                                          13


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities and Use of Proceeds                       13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4.  Submission of Matters to a Vote of Securities Holders           13

Item 5.  Other Information                                               13

Item 6.  Exhibits and Reports on Form 8-K                                14

         Signatures                                                      15




                                     PART I

Item 1.  Financial Statements

     The accompanying balance sheets of Grant Ventures, Inc. at September
30, 2003 and December 31, 2002, related statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 2003 and 2002 and the period July 1, 1983 (date of inception) to September 30, 2003, have been prepared by management in conformity with accounting principles generally accepted in the United States.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.




                          GRANT VENTURES, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                 September 30, 2003 and December 31, 2002




                         GRANT VENTURES, INC.
                     (A Development Stage Company)
                           Balance Sheets

                              ASSETS
                              ------

                                                   September 30, December 31,
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




                                    GRANT VENTURES, INC.
                                (A Development Stage Company)
                                 Balance Sheets (Continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------

                                                   September 30,          December 31,
                                                        2003                  2002
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    1,210            $    2,471
  Payable - related party                                35,005                24,927
                                                     ----------            ----------

   Total Current Liabilities                             36,215                27,398
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 50,000,000 shares authorized at
  $0.001 par value, 6,000,000 shares
  issued and outstanding, respectively                    6,000                 6,000
Additional paid in capital                              178,339               178,339
Deficit accumulated during the development stage       (220,554)             (211,737)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (36,215)              (27,398)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
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




                                  GRANT VENTURES, INC.
                             (A Development Stage Company)
                                Statements of Operations
                                      (Unaudited)

                                  For the                     For                From
                                Three Months               Nine Months       Inception on
                                   Ended                     Ended              July 1,
                                September 30,             September 30,      1983 Through
                           -----------------------   ----------------------- September 30,
                              2003         2002         2003         2002         2003
                           ----------   ----------   ----------   ----------   ----------
REVENUES                   $        -   $        -   $        -   $        -   $        -

EXPENSES                        1,245        2,224        6,733       37,854      218,470
                           ----------   ----------   ----------   ----------   ----------
LOSS FROM OPERATIONS           (1,245)      (2,224)      (6,733)     (37,854)    (218,470)
                           ----------   ----------   -----------  ----------   ----------
OTHER EXPENSES

   Interest expense              (773)           -       (2,084)           -       (2,084)
                           ----------   ----------   ----------   ----------   ----------

      Total Other Expenses       (773)           -       (2,084)           -       (2,084)
   ----------   ----------   ----------   ----------   ----------

NET LOSS                   $   (2,018)  $   (2,224)  $   (8,817)  $  (37,854)  $ (220,554)
                           ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE   $    (0.00)  $    (0.00)  $    (0.00)  $    (0.03)
                           ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     6,000,000    6,000,000    6,000,000    5,318,584
                           ==========   ==========   ==========   ==========





























The accompanying notes are an integral part of these financial statements.





                                  GRANT VENTURES, INC.
                              (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit)
                 From Inception on July 1, 1983 through September 30, 2003

                                                                              Deficit
                                                                            Accumulated
                                         Common Stock                        During the
                                   ------------------------    Additional   Development
                                     Shares        Amount    Paid in Capital   Stage
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


                                  GRANT VENTURES, INC.
                              (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued) From Inception on July 1, 1983 through September 30, 2003

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock                         During the
                                     --------------------      Additional    Development
                                     Shares        Amount    Paid in Capital    Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                  283,049    $      283    $   20,217    $  (21,100)

Common shares issued to directors
at $0.03 per share on August
30, 1999 for services rendered      4,000,000         4,000       116,000             -

Common shares issued to directors
at $0.40 per share on September
16, 1999 for services rendered         25,000            25         9,975             -

Net Loss for the year ended
December 31, 1999                           -             -             -      (130,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                4,308,049         4,308       146,192      (151,100)

Net Loss for the year ended
December 31, 2000                           -             -             -       (10,421)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                4,308,049         4,308       146,192      (161,521)

Net Loss for the year ended
December 31, 2001                           -             -             -        (2,359)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                4,308,049         4,308       146,192      (163,880)

Common shares issued to directors
at $0.02 per share on February
24, 2002 for services rendered      1,691,951         1,692        32,147             -

Net Loss for the year ended
December 31, 2002                           -             -             -       (47,857)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2002                                6,000,000         6,000       178,339      (211,737)

Net Loss for the nine months
ended September 30, 2003
(Unaudited)                                 -             -             -        (8,817)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2003 (Unaudited)                    6,000,000    $    6,000    $  178,339    $ (220,554)
                                   ==========    ==========    ==========    ==========










The accompanying notes are an integral part of these financial statements.

                             GRANT VENTURES, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                (Unaudited)

                                                                        From
                                                                    Inception on
                                         For the Nine Months Ended      July 1,
                                                September 30,       1983 Through
                                         ------------------------   September 30,
                                            2003          2002          2003
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                               $   (8,817)   $  (37,854)   $ (220,554)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services
   rendered                                       -        33,839       168,839
 Changes in operating assets and
   liabilities:
  Increase in accounts payable               (1,261)        4,015        12,437
  Increase in due to shareholder             10,078             -        23,778
  Decrease of mining claims                       -             -         8,000
                                         ----------    ----------    ----------
  Net Cash Used by
   Operating Activities                           -             -        (7,500)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                            -             -         7,500
                                         ----------    ----------    ----------
  Net Cash Provided by
   Financing Activities                           -             -         7,500
                                         ----------    ----------    ----------
NET DECREASE IN CASH                              -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========






















The accompanying notes are an integral part of these financial statements.

                           GRANT VENTURES, INC.
                      (A Development Stage Company)
                   Statements of Cash Flows (continued)
                               (Unaudited)

                                                                        From
                                                                    Inception on
                                         For the Nine Months Ended     July 1,
                                               September 30,        1983 Through
                                         ------------------------   September 30,
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

                            GRANT VENTURES, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                  September 30, 2003 and December 31, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

             Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.1     Certification of C.E.O. Pursuant to 18 U.S.C.
                              Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended September 30, 2003.




                                    SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GRANT VENTURES,  INC.



Date: November 18, 2003                By:  /S/   GEOFF WILLIAMS
                                           Geoff Williams
                                           Acting President and C.E.O.,
                                           Secretary and Director
                                          (Principal Accounting Officer)