Form 10KSB
period 2003-12-31
GRANT VENTURES INC
filed 2004-04-13
CIK 1210336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-50133
                        --------------------------------

                              GRANT VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                             82-0490737
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State the issuer's revenues for its most recent fiscal year.  $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $ -0-

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding as of January 14, 2004
------------------------                     ----------------------------------
 Common Stock, Par Value                                 6,000,000
     $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.


Transitional Small Business Disclosure Format.   Yes [ ]   No [X]

                                                  GRANT VENTURES, INC.

                                                   TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            9

Item 3.           Legal Proceedings..............................................................            9

Item 4.           Submission of Matter to a Vote of Security Holders.............................            9

                                                      PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.......................           10

Item 6.           Management's Discussion and Analysis or Plan of Operation......................           12

Item 7.           Financial Statements...........................................................           15

Item 8.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.....................................................           15

Item 8A.          Controls and Procedures........................................................           15

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act...........................           16

Item 10.          Executive Compensation.........................................................           17

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................           17

Item 12.          Certain Relationships and Related Transactions.................................           18

Item 13.          Exhibits and Reports on Form 8-K...............................................           19

Item 14.          Principal Accountant Fees and Services.........................................           19

                  Signatures.....................................................................           20

                                     PART I

Item 1.       Description of Business

Business Development

     Grant Ventures, Inc. was originally incorporated as Grant Silver, Inc. in Idaho on July 1, 1983 for the primary purpose of locating, acquiring and developing mineral resource prospects. Following its inception, Grant Silver acquired certain unpatented mining claims located in the Miller Mountain Mining District near Idaho City, Idaho and engaged in exploratory and development work on its claims. However, the claims were ultimately abandoned and the company was inactive until 1995.

     In November 1995, new management took control for the purpose of actively seeking potential an operating business and/or business opportunity with the intent to acquire or merge with such. At a special meeting of shareholders held in April 1996, the shareholders approved a one share for ten shares reverse stock split and authorized the raising of funds by way of a private placement of common stock to be used for working capital.

     On September 15, 1997, a special meeting of shareholders was held in anticipation of a proposed acquisition and plan of reorganization agreement with BrewServ Corporation, a holding company located in Cincinnati, Ohio. At the meeting, shareholders approved proposals to change the corporate name to BrewServ Corporation and to effect a reverse stock split of the issued and outstanding common stock on a .65 shares for one share basis.

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

     In 1998, Pete Wells, a shareholder who subsequently became a director, brought a lawsuit for the benefit of our company against BrewServ Corporation. The action entitled "Pete Wells for the Benefit of BrewServ Corporation vs. BrewServ Corporation" (Third Judicial District Court, Salt Lake County, Utah), sought rescission of the BrewServ acquisition and the return of all shares issued pursuant to the transaction. BrewServ failed to defend the action, resulting in a default judgment. On July 27, 1999, the Court issued its Order and Judgment whereby the reorganization agreement of October 1997 was rescinded and all shares of our capital stock issued pursuant to the reorganization were cancelled. In January 2000, we changed our name to Grant Ventures, Inc.

     In May 2001, shareholders voted to relocate our domicile of incorporation from Idaho to the State of Nevada. This was accomplished by merging the Idaho corporation with and into an existing Nevada corporation, which became the surviving entity. The effective date of the merger was July 9, 2001. We then issued shares of common stock in the Nevada corporation to the shareholders of the Idaho corporation in exchange for their shares in the Idaho entity.
                                      -3-

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

     Our principal executive offices are located at 56 West 400 South, Suite #220, Salt Lake City, Utah 84101, and our telephone number is (801) 322-3401.

     Sources of Business Opportunities

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker- dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Management has in the past consulted with Williams Investment Company, a consulting company located in Salt Lake City, Utah, principally owned by H. Deworth Williams, the father of Geoff Williams, one of our directors. Because there is no agreement or understanding with Williams Investment, we may use other consultants if we so elect. However, due to past experience, we may use the consulting and advisory services of Williams Investment. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.
                                       -4-

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

Facilities

     We currently use as our principal place of business the offices of one of our directors, Geoff Williams, located in Salt Lake City, Utah. The facilities are shared with other businesses.

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

Risk Factors Related to Our Business

     We are and may be subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, our present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.

     We have no assets and no source of revenue
     ---------------------------------------------------------------------------
     We currently have no assets and have had no revenues for several years. It is unlikely that we will receive any revenues until we complete an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for us or our stockholders or that any such business will operate on a profitable basis.

     Our auditors have expressed a going concern opinion
     ---------------------------------------------------------------------------
     Our independent auditors discuss in their report significant doubt regarding our ability to continue as a going concern. They include a statement in the footnote to our financial statements that: "[t]he ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) raising additional capital through new stock issuances and (2) seeking out and consummating a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans of management and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern."

     If we are not able to secure necessary funding or to consummate a successful acquisition or merger, we may be forced to cease operations. You are encouraged to read Note 2 to financial statements included herewith.

     Discretionary use of proceeds
     ---------------------------------------------------------------------------
     We are not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, we will have broad discretion in applying these funds. There can be no assurance that our use or allocation of such proceeds will allow it to achieve its business objectives.

     No substantive disclosure relating to prospective acquisitions
     ---------------------------------------------------------------------------
     Because we have not yet identified any specific industry, assets or business that we may seek, potential investors in our securities will have no substantive information upon which to base a decision whether to invest in our securities until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which we may acquire. Potential investors would have access to significantly more information if we had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public.

     Future acquisition or merger may result in substantial dilution
     ---------------------------------------------------------------------------
     We are currently authorized to issued 50,000,000 shares of common stock, of which 6,000,000 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current shareholders.

     Management will devote only minimal time to our business
     ---------------------------------------------------------------------------
     Presently, our directors have other full time obligations and will devote only such time to our business as necessary to maintain our viability. Thus, because of management's other time commitments, together with the fact that we have no business operations, management anticipates that it will devote only a minimal amount of time to our activities, at least until such time as we have identified a suitable acquisition candidate.

     Effective voting control held by directors
     ---------------------------------------------------------------------------
     Our directors together with two principal shareholders own in the aggregate approximately 95% of our outstanding voting securities. No other shareholder owns in excess of 5%. Accordingly, these persons will have the ability to elect all of our directors, who in turn elect all executive officers, without regard to the votes of other shareholders.

     No active market for our common stock
     ---------------------------------------------------------------------------
     Our common stock is currently included on the OTC Bulletin Board, although there has been only minimal, sporadic trading in the shares. There can be no assurance that any substantive market will ever develop or be maintained. Any active trading market for the common stock that may develop in the future will most likely be very volatile and numerous factors, beyond our control, may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, in the event that we lose this status as a "reporting issuer," any future quotation of our common stock on the OTC Bulletin Board would be jeopardized.

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


Item 4.       Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     Our common stock is currently included on the OTC Bulletin Board under the symbol "GRTV", although there has been only limited and sporadic trading in the shares. Accordingly, we are not including a history of reported trades in the public market.

     Inclusion  on the  OTCBB  permits  price  quotations  for our  shares to be published by such service. However, we do not anticipate our shares to be actively traded in the public market until such time as a merger or acquisition can be consummated. Also, secondary trading of our shares may be subject to certain state imposed restrictions. We do not have any plans, proposals, arrangements or understandings with any person concerning the further development of a trading market in any of our securities.

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

     As of January 14, 2004, there were approximately 54 holders of record of our common stock. Because all of our outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, we have considered all outstanding shares as restricted securities. Corporate records indicate that all of the issued and outstanding shares were issued between 1983 and 2002 in various, isolated transactions. We have relied upon the exemption provided by
Section 4(2) of the 1933 Act in the private issuance of shares. To the best of our knowledge, no private placement memorandum was used in relation to the issuance of shares.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus of the total outstanding shares, 269,094 shares are considered freely tradeable pursuant to Rule 144(k) and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling shareholder. For purposes of this report only, a controlling shareholder is considered to be a person owning ten percent (10%) or more of our total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 269,094 shares owns more than five percent (5%) of the total outstanding shares.

     The remaining 5,730,906 shares are considered restricted securities and presently held by four shareholders. All of these restricted shares are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144.

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

     The SEC has informed us that, based on a letter dated January 21, 2000 to Mr. Ken Worm, Assistant Director of the OTC Compliance Unit at the NASD, the SEC's view is that securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933. The
SEC's view would be applicable to the 5,730,906 shares of restricted shares referenced above.

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

     We are considered a development stage company with no assets or capital and with no material operations or income. The costs and expenses associated with the preparation and filing of this report and other reports and our registration statement in 2002 have been paid for by advances from shareholders, which are evidenced on our financial statements as payables. It is anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Net Operating Loss

     We have accumulated approximately $77,000 of net operating loss carryforwards as of December 31, 2003. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2023. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2003 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward-Looking and Cautionary Statements

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

         * the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations;
         * uncertainties following any successful acquisition or merger related to the future rate of growth of our business and acceptance of our products and/or services;
         * volatility of the stock market, particularly within the technology sector; and * general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Recent Accounting Pronouncements

     In August 2001,the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material effect on our financial statements.

     On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales- Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one- time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on our financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 147 did not have a material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation- Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

     FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on our financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on our financial statements.

Item 7.       Financial Statements

     Financial statements for the fiscal years ended December 31, 2003 and 2002 have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have not had any disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosures.

Item 8A.      Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages, and offices held by our directors and executive officers:

         Name                          Age               Position
         ----                          ---               --------
         Pete Wells                     57               President and Director
         Geoff Williams                 34               Secretary and Director
---------------------------

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

     In October 2003, by an action taken by written consent of shareholders holding the majority of our outstanding shares, Bobbi Heywood was removed as a director of our company. A replacement to serve on the Board has not yet been named.

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

     Currently,  there is no  arrangement,  agreement or  understanding  between
management  and  non-  management   shareholders   under  which   non-management
shareholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

     The business experience of each of the persons listed above during the past five years is as follows:

     Pete Wells. Mr. Wells, a resident of Salmon, Idaho, became a director of the Company on August 20, 1996 and was appointed President at the same time. He attended Eastern Idaho Technical College from which he earned a Health Physics degree. From 1996 to 2000, Mr. Wells was self employed as a financial consultant. From October 2000 to August 2001, he worked as a radiation control technician for Envirocare of Utah. From January 2002 to 2003, Mr. Wells has worked as a technician for Aspen Ridge Corporation.

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

     Mr. Williams has been an executive officer and director of the following companies that may be deemed blank check companies: Calypso Financial Services, Inc. (Secretary and director from 1999 to the present); Consolidated Travel Systems, Inc. (Director since August 1999 and President from February 2001 to the present); Eastgate Acquisition Corp., now known as Talavera's Fine Furniture (Secretary and director from 1999 to the present); Ocean Express Lines, Inc.
(President and director from February 2000 to February 2003); RAKO Capital Corporation (President and director from February 2001 to December 2002); and Westgate Acquisitions Corp. (Secretary and director from 1999 to the present).


Item 10.      Executive Compensation

     We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2003 and 2002, except for the issuance of 1,691,951 shares to Geoff Williams in 2002 for services to the Company valued at $33,839. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best of our knowledge, as of January 14, 2004, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.


Name and Address                                       Amount and Nature of                 Percent
of Beneficial Owner                                    Beneficial Ownership                of Class(1)
--------------------                                   --------------------                -----------
Pete Wells *                                                   15,000                         0.25%
   P.O. Box 844 Tooele, UT 84074
Geoff Williams *                                            1,696,286                         28.3%
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
H. Deworth Williams                                         2,004,519                         33.4%
   54 West 400 South, Suite 220
   Salt Lake City, UT 84101
Edward F. Cowle                                             2,015,101                         33.6%
   6 East 45th Street, 10th Floor
   New York, NY 10017
All directors and officers                                  1,711,286                         28.5%
   a group (2 persons)

      *  Director and/or executive officer

     Note: Unless otherwise indicated in the footnotes below, we have been advised that each person above has sole voting power over the shares indicated above.

    (1) Based upon 6,000,000 shares of common stock outstanding on January 14, 2004.

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

         During 2003 and 2002, we incurred various general and administrative expenses that were paid for by advances from shareholders. As a result of these advances, as of December 31, 2003 we had an obligation to a shareholder totaling $36,164, including accrued interest of $2,911.

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

Item 13.                   Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                          Exhibit Name
-----------                          ------------

   2.1*       Articles of Merger
   3.1*       Articles of Incorporation and Certificate of Amendment (Nevada)
   3.2*       By-Laws of Registrant
   4.1*       Instrument  defining  rights of  holders  (See  Exhibit  No.  3.1,
              Certificate of Amendment to Articles of Incorporation, Article 2)
   31.1       Certification   of  C.E.O.   Pursuant   to  Section   302  of  the
              Sarbanes-Oxley Act of 2002
   31.2       Certification of Principal  Accounting Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
   32.1       Certification  of C.E.O.  Pursuant to 18 U.S.C.  Section  1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2       Certification  of  Principal  Accounting  Officer  Pursuant  to 18
              U.S.C.  Section  1350,  as Adopted  Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
----------------
        * Previously filed as an Exhibit to the Form 10-SB filed December 20, 2002.

         (b) No report on Form 8-K was during the three month period ended December 31, 2003.

Item 14.      Principal Accountant Fees and Services

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

     Audit Fees

     The aggregate fees billed by our independent auditors, H J & Associates, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2003 and 2002, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending Mach 31, June 30 and September 30, 2003 and 2002, were $3900 for 2003 and $3,800 for 2002.

     Audit Related Fees

     For the years ended December 31, 2003 and 2002, there were no fees billed for assurance and related services by H J & Associates relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

     Tax Fees

     For the years ended December 31, 2003 and 2002, no fees were billed by H J & Associates for tax compliance, tax advice and tax planning.

     We do not use H J & Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage H J & Associates to provide compliance outsourcing services.

     The board of directors has considered the nature and amount of fees billed by H J & Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining H J & Associates' independence.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Grant Ventures, Inc.


                                             By:     /S/   GEOFF WILLIAMS
                                                --------------------------------
                                                     Geoff Williams
                                                     Acting President and C.E.O

Dated:   April 13, 2004


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                     Title                               Date
           ---------                                     -----                               ----


                                                Secretary and Director                   April 13, 2004
/S/    GEOFF WILLIAMS                           Acting President and C.E.O.
----------------------------------------        (Principal Accounting Officer)
         Geoff Williams



                                                                                         April 13, 2004
/S/    PETE WELLS                               Director
----------------------------------------
         Pete Wells

                              GRANT VENTURES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2003

                                                  C O N T E N T S


Independent Auditors' Report .............................................. F-3

Balance Sheet.............................................................. F-4

Statements of Operations .................................................. F-6

Statements of Stockholders' Equity (Deficit) .............................. F-7

Statements of Cash Flows .................................................. F-9

Notes to the Financial Statements ........................................ F-11

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Grant Ventures, Inc.
(A Development Stage Company)
Salmon, Idaho

We have audited the accompanying balance sheet of Grant Ventures, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 1, 1983 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period July 1, 1983 (inception) through December 31, 1996 were audited by other auditors whose report dated September 30, 1997 expressed an unqualified opinion on those statements. The financial statements for the period July 1, 1983 (inception) through December 31, 1996 include total revenues, stockholders' deficit, and accumulated deficit of $0, $600, and $16,100, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period July 1, 1983 (inception) through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 1996, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Ventures, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and from inception on July 1, 1983 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with a deficit in working capital, stockholders' deficit, and no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Managemen's plans with regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
----------------------------
HJ & Associates, LLC
Salt Lake City, Utah
March 24, 2004

>



                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                           December 31,
                                                               2003
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

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   December 31,
                                                                       2003
                                                                    ----------
CURRENT LIABILITIES

  Accounts payable                                                  $    2,492
  Due to shareholder                                                    36,164
                                                                    ----------

   Total Current Liabilities                                            38,656
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 50,000,000 shares authorized at
  $0.001 par value, 6,000,000 shares
  issued and outstanding, respectively                                   6,000
Additional paid in capital                                             178,689
Deficit accumulated during the development stage                      (223,345)
                                                                    ----------
    Total Stockholders' Equity (Deficit)                               (38,656)
                                                                    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                                      $        -
                                                                    ==========





                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                                                From
                                                            Inception on
                                   For the Year Ended         July 1,
                                      December 31,          1983 Through
                               --------------------------    December 31,
                                   2003           2002           2003
                               -----------    -----------    -----------
REVENUES                       $      --      $      --      $      --

EXPENSES                             8,643         47,857        220,380
                               -----------    -----------    -----------
LOSS FROM OPERATIONS                (8,643)       (47,857)      (220,380)
                               -----------    -----------    -----------
OTHER EXPENSES

   Interest expense                 (2,965)          --           (2,965)
                               -----------    -----------    -----------

      Total Other Expenses          (2,965)          --           (2,965)
                               -----------    -----------    -----------

NET LOSS BEFORE INCOME TAXES       (11,608)       (47,857)      (223,345)

   Income taxes                       --             --             --
NET LOSS                       $   (11,608)   $   (47,857)   $  (223,345)
                               ===========    ===========    ===========

BASIC NET LOSS PER SHARE       $     (0.00)   $     (0.01)
                               ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          6,000,000      5,746,203
                               ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on July 1, 1983 through December 31, 2003

                                                                                Deficit
                                                                              Accumulated
                                           Common Stock                        During the
                                     ------------------------    Additional   Development
                                       Shares        Amount    Paid in Capital   Stage
                                     ----------    ----------    ----------   ----------
Balance at inception of the
the development stage on
July 1, 1983                               --      $     --      $     --     $     --

Common stock issued for
mining claims on July 2,
1983 at $0.04 per share                 216,699           217         7,783         --
                                     ----------    ----------    ----------   ----------
Balance, December 31,
1984                                    216,699           217         7,783         --

Net Loss for the year ended
December 31, 1984                          --            --            --         (8,000)
                                     ----------    ----------    ----------   ----------

Net Loss for the period December
31, 1984 through December 31, 1995         --            --            --           --
                                     ----------    ----------    ----------   ----------
Balance, December 31,
1995                                    216,699           217         7,783       (8,000)

Common stock issued for cash on
April 19, 1996 at $0.02 per share     3,466,650         3,467         4,033         --

Net Loss for the year ended
December 31, 1996                          --            --            --           (565)
                                     ----------    ----------    ----------   ----------
Balance, December 31,
1996                                  3,683,349         3,684        11,816       (8,565)

Common shares canceled on
September 15, 1997                   (3,466,650)       (3,467)        3,467         --

Net Loss for the year ended
December 31, 1997                          --            --            --         (7,535)
                                     ----------    ----------    ----------   ----------
Balance, December 31,
1997                                    216,699           217        15,283      (16,100)

Common shares issued at $0.08
per share on August 5, 1998
for services rendered                    66,350            66         4,934         --

Net Loss for the year ended
December 31, 1998                          --            --            --         (5,000)
                                     ----------    ----------    ----------   ----------
Balance, December 31,
1998                                    283,049    $      283    $   20,217   $  (21,100)
                                     ----------    ----------    ----------   ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on July 1, 1983 through December 31, 2003
                                                                          Deficit
                                                                        Accumulated
                                         Common Stock       Additional  During the
                                     --------------------    Paid in    Development
                                      Shares      Amount     Capital       Stage
                                    ---------   ---------   ---------   ---------
Balance, December 31,
1998                                  283,049   $     283   $  20,217   $ (21,100)

Common shares issued to directors
at $0.03 per share on August
30, 1999 for services rendered      4,000,000       4,000     116,000        --

Common shares issued to directors
at $0.40 per share on September
16, 1999 for services rendered         25,000          25       9,975        --

Net Loss for the year ended
December 31, 1999                        --          --          --      (130,000)
                                    ---------   ---------   ---------   ---------
Balance, December 31,
1999                                4,308,049       4,308     146,192    (151,100)

Net Loss for the year ended
December 31, 2000                        --          --          --       (10,421)
                                    ---------   ---------   ---------   ---------
Balance, December 31,
2000                                4,308,049       4,308     146,192    (161,521)

Net Loss for the year ended
December 31, 2001                        --          --          --        (2,359)
                                    ---------   ---------   ---------   ---------
Balance, December 31,
2001                                4,308,049       4,308     146,192    (163,880)

Common shares issued to directors
at $0.02 per share on February
24, 2002 for services rendered      1,691,951       1,692      32,147        --

Net Loss for the year ended
December 31, 2002                        --          --          --       (47,857)
                                    ---------   ---------   ---------   ---------
Balance, December 31,
2002                                6,000,000       6,000     178,339    (211,737)

Services contributed by
shareholder                              --          --           350        --

Net Loss for the year ended
December 31, 2003                        --          --          --       (11,608)
                                    ---------   ---------   ---------   ---------
Balance, December 31,               6,000,000   $   6,000   $ 178,689   $(223,345)
2003                                ==========  ==========  ==========  ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                             From
                                                                         Inception on
                                                  For the Year Ended       July 1,
                                                      December 31,       1983 Through
                                                ----------------------   December 31,
                                                   2003         2002         2003
                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (11,608)   $ (47,857)   $(223,345)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services
   rendered                                          --         33,839      168,839
  Services contributed by shareholders                350         --            350
 Changes in operating assets and liabilities:
  Increase in accounts payable                         21          318        2,492
  Increase in due to shareholder                   11,237       13,700       36,164
  Decrease of mining claims                          --           --          8,000
                                                ---------    ---------    ---------
  Net Cash Used by
   Operating Activities                              --           --         (7,500)
                                                ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                 --           --           --
                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                               --           --          7,500
                                                ---------    ---------    ---------
  Net Cash Provided by
   Financing Activities                              --           --          7,500
                                                ---------    ---------    ---------
NET DECREASE IN CASH                                 --           --           --

CASH AT BEGINNING OF PERIOD                          --           --           --
                                                ---------    ---------    ---------
CASH AT END OF PERIOD                           $    --      $    --      $    --
                                                =========    =========    =========



                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                                      From
                                                                  Inception on
                                            For the Year Ended       July 1,
                                               December 31,       1983 Through
                                         -----------------------  December 31,
                                            2003         2002         2003
                                         ----------   ----------   -----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $       54   $     --     $        54
    Income Taxes                         $     --     $     --     $      --


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $     --     $   33,839   $   168,839
Common stock issued for mining           $     --     $     --     $     8,000









                   The accompanying notes are an integral part
                         of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Business and Organization

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

         In September 1997, in conjunction with a proposed merger, the Company changed its name to BrewServ Corporation. In October 1997, the Company acquired BrewServ Corporation, an Ohio entity ("BrewServ Ohio")by issuing 3,750,000 shares of its common stock in exchange for all the outstanding shares of BrewServ Ohio. As a result of this acquisition ("the acquisition"), BrewServ Ohio became a wholly- owned subsidiary of the Company.

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

         b. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

         c. Cash and Cash Equivalents

         For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         d. Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Revenue Recognition

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         f. Basic Loss Per Share

         The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                For the Years Ended
                                                    December 31,
                                             --------------------------
                                                2003           2002
                                             -----------    -----------

         Loss (numerator)                    $   (11,608)   $   (47,857)
         Shares (denominator)                  6,000,000      5,746,203
                                             -----------    -----------

         Per share amount                 $     (0.00)      $     (0.01)
                                             ===========    ===========

         g. Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                               2003         2002
                                             --------    --------
                    Deferred tax assets:
                      NOL Carryover          $ 30,200    $ 26,700

                    Valuation allowance       (30,200)    (26,700)
                                             --------    --------
                    Net deferred tax asset   $   --      $   --
                                             ========    ========

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                              2003         2002
                                            --------    --------

                      Book income           $ (4,490)   $(18,664)
                      Accrued interest         1,135        --
                      Other                     (145)       --
                      Valuation allowance      3,500      18,664
                                            --------    --------

                                            $   --      $   --
                                            ========    ========

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $77,000 that may be offset against future taxable income through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3-  RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2003 and 2002, the Company incurred various general and administrative expenses. As the Company has not had the wherewithal to pay these expenses, the Company has relied on a related party to satisfy its debts. As of December 31, 2003 the Company had an obligation to a stockholder totaling $36,164, including accrued interest of $2,911.