Form 10QSB
period 2004-03-31
GRANT VENTURES INC
filed 2004-05-12
CIK 1210336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission File Number 000-50133

                              GRANT VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                        82 - 0490737
 -------------------------------                       -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

            56 West 400 South, Suite #220, Salt Lake City, Utah 84101
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 322-3401
                                 --------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding as of March 31, 2004
-----------------------------                 --------------------------------
Common Stock, $.001 par value                            6,000,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [X]


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
                                          PART  I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003...................      4

                  Statements of Operations - three months ended March 31, 2004 and 2003 and
                    the period from inception on July 1, 1983 to March 31, 2004 (unaudited)...........      6

                  Statements in Changes in Stockholders' Equity (Deficit) - for the period
                    July 1, 1983 to March 31, 2004 (unaudited)........................................      7

                  Statements of Cash Flows - three months ended March 31, 2004 and 2003 and
                    the period from inception on July 1, 1983 to March 31, 2004 (unaudited)...........      9

                  Notes to Financial Statements ......................................................     11

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     12

Item 3.      Controls and Procedures..................................................................     13


                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     13

Item 2.      Changes in Securities and Use of Proceeds................................................     13

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     14

             Signatures...............................................................................     15


                                     PART I

Item 1.       Financial Statements

     The accompanying unaudited balance sheets of Grant Ventures, Inc. at March 31, 2004 and December 31, 2003, related unaudited statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended March 31, 2004 and 2003 and the period July 1, 1983 (date of inception) to March 31, 2004, have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2004, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2003.





                              GRANT VENTURES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                     March 31,   December 31,
                                                       2004          2003
                                                    ----------    ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $     --      $     --
                                                    ----------    ----------
    Total Current Assets                                  --            --
                                                    ----------    ----------

    TOTAL ASSETS                                    $     --      $     --
                                                    ==========    ==========











   The accompanying notes are an integral part of these financial statements.



                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                           Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      March 31,           December 31,
                                                        2004                  2003
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                   $    3,355            $    2,492
  Due to stockholder                                     38,900                36,164
                                                     ----------            ----------

   Total Current Liabilities                             42,255                38,656
                                                     ----------            ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 50,000,000 shares authorized at
  $0.001 par value, 6,000,000 shares
  issued and outstanding, respectively                    6,000                 6,000
Additional paid in capital                              178,689               178,689
Deficit accumulated during the development stage       (226,944)             (223,345)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                (42,255)              (38,656)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $     --              $      --
                                                     ==========            ==========







   The accompanying notes are an integral part of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                  For the                     From
                                Three Months               Inception on
                                   Ended                      July 1,
                                  March 31,                1983 Through
                           -----------------------          March 31,
                              2004         2003                2004
                           ----------   ----------          ----------
REVENUES                   $     --     $     --            $     --

EXPENSES                        2,725        3,670             223,105
                           ----------   ----------          ----------
LOSS FROM OPERATIONS           (2,725)      (3,670)           (223,105)
                           ----------   ----------          ----------
OTHER EXPENSES

   Interest expense              (874)        (640)             (3,839)
                           ----------   ----------          ----------

      Total Other Expenses       (874)        (640)             (3,839)
                           ----------   ----------          ----------

LOSS BEFORE INCOME TAXES       (3,599)      (4,310)           (226,944)

INCOME TAXES                     --           --                  --
                           ----------   ----------          ----------
NET LOSS                   $   (3,599)  $   (4,310)         $ (226,944)
                           ==========   ==========          ==========
BASIC NET LOSS PER SHARE   $    (0.00)  $    (0.00)
                           ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING     6,000,000    6,000,000
                           ==========   ==========






   The accompanying notes are an integral part of these financial statements.


                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception on July 1, 1983 through March 31, 2004

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

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on July 1, 1983 through March 31, 2004

                                                                               Deficit
                                                                             Accumulated
                                         Common Stock                         During the
                                     --------------------      Additional    Development
                                     Shares        Amount    Paid in Capital    Stage
                                   ----------    ----------    ----------    ----------

Balance, December 31, 1998            283,049    $      283    $   20,217    $  (21,100)

Common shares issued to directors
at $0.03 per share on August
30, 1999 for services rendered      4,000,000         4,000       116,000             -

Common shares issued to directors
at $0.40 per share on September
16, 1999 for services rendered         25,000            25         9,975          --

Net Loss for the year ended
December 31, 1999                        --            --            --        (130,000)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 1999          4,308,049         4,308       146,192      (151,100)

Net Loss for the year ended
December 31, 2000                        --            --            --         (10,421)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2000          4,308,049         4,308       146,192      (161,521)

Net Loss for the year ended
December 31, 2001                        --            --            --          (2,359)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2001          4,308,049         4,308       146,192      (163,880)

Common shares issued to directors
at $0.02 per share on February
24, 2002 for services rendered      1,691,951         1,692        32,147           --

Net Loss for the year ended
December 31, 2002                        --            --            --         (47,857)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2002          6,000,000         6,000       178,339      (211,737)

Services contributed by
shareholder                              --            --             350          --

Net Loss for the year ended
December 31, 2003                        --            --            --         (11,608)
                                   ----------    ----------    ----------    ----------
Balance, December 31, 2003          6,000,000         6,000       178,689      (223,345)

Net Loss for the three months
ended March 31, 2004
(Unaudited)                              --            --            --          (3,599)
                                   ----------    ----------    ----------    ----------
Balance, March 31, 2004
(Unaudited)                         6,000,000    $    6,000    $  178,689    $ (226,944)
                                   ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     From
                                                                  Inception on
                                       For the Three Months Ended   July 1,
                                                 March 31,        1983 Through
                                        ------------------------   March 31,
                                            2004          2003       2004
                                        ----------    ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                              $  (3,599)   $  (4,310)   $(226,944)
  Adjustments to reconcile net
   cash used by operating activities:
  Common stock issued for services
   rendered                                  --           --        168,839
  Services contributed by shareholder        --           --            350
  Changes in operating assets and
   liabilities:
  Increase in accounts payable                863        2,292        3,355
  Increase in due to shareholder            2,736        2,018       38,900
  Decrease of mining claims                  --           --          8,000
                                        ---------    ---------    ---------
  Net Cash Used by
   Operating Activities                      --           --         (7,500)
                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES         --           --           --
                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                       --           --          7,500
                                        ---------    ---------    ---------
  Net Cash Provided by
   Financing Activities                      --           --          7,500
                                        ---------    ---------    ---------
NET DECREASE IN CASH                         --           --           --

CASH AT BEGINNING OF PERIOD                  --           --           --
                                        ---------    ---------    ---------
CASH AT END OF PERIOD                   $    --      $    --      $    --
                                        =========    =========    =========





   The accompanying notes are an integral part of these financial statements.

>



                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                        For the Three Months Ended     July 1,
                                                March 31,           1983 Through
                                         ------------------------     March 31,
                                            2004          2003          2004
                                         ----------    ----------    ----------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $     --      $     --      $     --
    Income Taxes                         $     --      $     --      $     --


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $     --      $     --      $  168,839
Common stock issued for mining           $     --      $     --      $    8,000












 The  accompanying  notes  are an  integral  part of these financial statements.

                              GRANT VENTURES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

    o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
    o    to meet our cash and working capital needs;
    o    our ability to maintain our corporate existence as a viable entity; and
         o other risks detailed in our periodic report filings with the SEC.

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

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the three month period ended March 31, 2004.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRANT VENTURES,  INC.



Date: May 12, 2004                    By:  /S/   GEOFF WILLIAMS
                                         ---------------------------------------
                                           Geoff Williams
                                           Acting President and C.E.O.,
                                           Secretary and Director
                                           (Principal Accounting Officer)