Form 10QSB
period 2004-06-30
GRANT VENTURES INC
filed 2004-08-16
CIK 1210336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File Number: 000-50133

GRANT VENTURES, INC.

(Exact Name of Small Business Issuer as Specified in Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5792 South 900 East, Suite B, Salt Lake City, Utah 84121

(Address of Principal Executive Offices)

(801) 265-1405

(Issuer’s Telephone Number, Including Area Code)

56 West 400 South, Suite #220, Salt Lake City, Utah 84101

(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 13, 2004, there were 50,000,000 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT VENTURES, INC.

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1.                                     Financial Statements (unaudited)

GRANT VENTURES, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2004	December 31, 2003
(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

The accompanying notes are an integral part of these financial statements.

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$20,034	$2,492
Accounts payable - stockholder	39,778	36,164

Total Current Liabilities	59,812	38,656

STOCKHOLDERS’ DEFICIT

Common stock; 50,000,000 shares authorized, at $0.001 par value, 6,000,000 shares issued and outstanding, respectively	6,000	6,000
Additional paid-in capital	178,689	178,689
Deficit accumulated during the development stage	(244,501)	(223,345)

Total Stockholders’ Deficit	(59,812)	(38,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

GRANT VENTURES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on July 1, 1983 Through June 30,
	2004	2003	2004	2003	2004

REVENUES	$—	$—	$—	$—	$—

EXPENSES

General and Administrative	16,679	1,818	19,404	5,488	239,784

Total Expenses	16,679	1,818	19,404	5,488	239,784

LOSS FROM OPERATIONS	(16,679)	(1,818)	(19,404)	(5,488)	(239,784)

OTHER EXPENSES

Interest Expense	(878)	(671)	(1,752)	(1,311)	(4,717)

Total Other Expenses	(878)	(671)	(1,752)	(1,311)	(4,717)

NET LOSS	$(17,557)	$(2,489)	$(21,156)	$(6,799)	$(244,501)

LOSS PER SHARE- BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,000,000	6,000,000	6,000,000	6,000,000

The accompanying notes are an integral part of these financial statements.

GRANT VENTURES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From Inception on July 1, 1983 Through June 30,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,156)	$(6,799)	$(244,501)

Adjustments to reconcile net loss to net cash used by operating activities:

Common stock issued for services	—	—	168,839
Services contributed by shareholder	—	—	350

Changes in operating assets and liabilities

Increase in accounts payable	17,542	3,079	20,034
Increase in account payable - shareholder	3,614	3,720	39,778
Decrease in mining claims	—	—	8,000

Net Cash Used by Operating Activities	—	—	(7,500)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINIANCING ACTIVITIES

Sale of common stock	—	—	7,500

Net Cash Provided by Operating Activities	—	—	7,500

NET DECREASE IN CASH	—	—	—

CASH AT BEGINNING OF PERIOD	—	—	—

CASH AT END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$—
Income Taxes	$—	$—	$—

NON-CASH FINANCING ACTIVITIES

Common stock issued for services	$—	$—	$168,839
Common stock issued for mining claims	$—	$—	$8,000

The accompanying notes are an integral part of these financial statements.

GRANT VENTURES, INC.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2004 and December 31, 2003

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2004 and 2003, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger or other business combination with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -      WEIGHTED AVERAGE SHARES

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the three and six months ended June 30, 2004.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the three and six months ended June 30, 2004, plus dilutive common stock equivalents that would arise from the exercise of stock options and warrants outstanding during the three and six months, using the treasury stock method and the average market price per share during the three and six month periods. During the three and six months ended June 30, 2004, there were no outstanding options or warrants to purchase the Company’s common stock. As the Company experienced a net loss during the three and six months ended June 30, 2004, had there been outstanding options and warrants, no common stock equivalents would have been included in the diluted earnings per common share calculation as the effect of such options would have been anti-dilutive.

NOTE 4 -      SUBSEQUENT EVENTS

Merger Transaction

On July 30, 2004 the Company consummated a merger transaction with Impact Diagnostics, Inc. (“Impact Diagnostics”) (a privately held Utah corporation) pursuant to an agreement dated July 6, 2004.  According to the terms of the Agreement, the Company created a wholly owned subsidiary by the name of Impact Acquisition Corporation (a Utah corporation), which was merged into Impact Diagnostics.  Additionally, each outstanding share of Impact Diagnostics’ common stock was converted into the right to receive one share of the Company’s common stock.  As a result, all of the issued and outstanding common stock of Impact Diagnostics were converted into 35,060,720 shares of the Company.  As a result of the merger, Impact Diagnostics is now a wholly owned subsidiary of the Company.  The transaction for accounting purposes will be presented as a recapitalization of Impact Diagnostics.

Stock Offering

In connection with the Merger Transaction, the Company completed an offering of its common stock on and subsequent to July 30, 2004.  The offering consisted of the sale of 1,694,822 units at a sale price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to the Company of $1.555 million.  Each unit is comprised of five shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at an exercise price of $0.18 per share.  In connection with the offering, the Company granted an additional 2,670,000 warrants to its financial advisor, as compensation for its services rendered in connection with the Merger Transaction.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are considered a development stage company.  As of June 30, 2004, we had no assets or capital and no material operations or income.  During the second quarter, shareholders continued to fund the Company through advances for expenses incurred.  The Company experienced substantially higher general and administrative expenses for the quarter than in previous periods due primarily to legal fees associated with the potential acquisition of Impact Diagnostics, Inc., a privately held Utah corporation (“Impact Diagnostics”).  During the second quarter, the Company continued to pursue a plan whereby it would merge with another entity which has sufficient liquidity and capital resources to allow it to become a non-developmental company and fully self-sustaining.

On July 30, 2004, the Company effected an acquisition of Impact Diagnostics.  As a result of the acquisition, Impact Diagnostics is now a wholly owned subsidiary of the Company and the Company now, indirectly through Impact Diagnostics, owns all of the assets of Impact Diagnostics.  Impact Diagnostics plans to develop products to improve the efficiency of diagnosing cervical cancer, including a sensitive, reliable, non-invasive, point-of-care test, which is expected to cost less than other tests currently used.  Impact Diagnostics is considered a development stage company.  In 2003, Impact Diagnostics had no revenues and a net loss of $253,881.  For the six months ended June 30, 2004, Impact Diagnostics had revenues of $12,338 and a net loss of $462,554.

Concurrently with the acquisition of Impact Diagnostics, the Company completed a financing through the sale of common equity that resulted in gross proceeds to the Company of $1.555 million.  The Company believes that it has sufficient capital to satisfy its cash requirements through the end of the fiscal year.  It is our intention to raise additional capital through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.

During the next 12 months, we propose to continue the development of blood-based tests for cervical cancer, as well as developing tests based upon other bodily fluids.  We anticipate continuing our ongoing negotiations with a reference laboratory for the validation of analyte specific reagents.  We plan to enter into formal discussions with both the Food and Drug Administration in the United States and the State Drug Administration in China.  We also plan to begin clinical trials in both the United States and China and in other appropriate countries as well.

In connection with the acquisition of Impact Diagnostics, Stan Yakatan was appointed as Chief Executive Officer and President of the Company, John Wilson was appointed as Chief Financial Officer of the Company and Michael Ahlin and Dr. Mark Rosenfeld were appointed as Vice Presidents of the Company.  All held these positions with Impact Diagnostics prior to the Merger.  In addition to these officers, the Company currently has two employees.  During the next 12 months, we anticipate that we will add employees to our professional staff to include professionals in the product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements.  These statements relate to future events or our future performance and involve known and unknown risks and uncertainties.  Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

•      our ability to meet our cash and working capital needs;

•      our ability to maintain our corporate existence as a viable entity; and

•      other risks detailed in our periodic report filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans,” “anticipates”, “believes,” “estimates,” “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology.  These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3.            Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

During the second quarter of fiscal 2004, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 2.            Changes in Securities and Small Business Issuer Purchases of Equity Securities.

None

Item 3             Defaults Upon Senior Securities.

None.

Item 4.                                     Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

Changes in Control of Registrant/Acquisition of Assets

On July 30, 2004, the Company completed the merger contemplated by the merger agreement (the “Merger Agreement”), dated July 6, 2004, by and among the Company, Impact Diagnostics, and Impact Acquisition Corporation (“Impact Acquisition”), a Utah corporation and wholly owned subsidiary of the Company.  Pursuant to the terms of the Merger Agreement, Impact Acquisition was merged into Impact Diagnostics (the “Merger”).  As a result of the Merger, Impact Diagnostics is now a wholly owned subsidiary of the Company and the Company now, indirectly through Impact Diagnostics, owns all of the assets of Impact Diagnostics.

Impact Diagnostics plans to develop products to improve the efficiency of diagnosing cervical cancer, including a sensitive, reliable, non-invasive, point-of-care test, which is expected to cost less than other tests currently used.

At the effective time of the Merger, each issued and outstanding share of common stock of Impact Diagnostics (other than shares of common stock of Impact Diagnostics that were canceled in accordance with the Merger Agreement), par value $0.001 per share, was converted into the right to receive one (1) share of common stock of the Company, par value $0.001 per share.  As a result, all of the issued and outstanding shares of common stock of Impact Diagnostics (other than shares of common stock of Impact Diagnostics that were canceled in accordance with the Merger Agreement) were converted into the right to receive 35,060,720 shares of common stock of the Company.  In addition, each option to purchase one (1) share of common stock of Impact Diagnostics was converted into the right to receive an option to purchase one (1) share of common stock the Company.

In connection with the Merger, on July 30, 2004, we sold 1,144,414 units, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to the Company of $1.05 million.  Each unit is comprised of five (5) shares of our common stock and a warrant to purchase one (1) share of our common stock at an exercise price of $0.18 per share.  The units were sold to individuals and institutional investors, all of whom were “accredited investors”, as defined by Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  The securities sold in the financing were sold in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act.  Each of the investors represented to us that the investor was an accredited investor and represented to us the investor’s intention to acquire our securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  The securities sold in the financing, therefore, were not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  Appropriate legends were affixed to the certificates representing the securities issued.  In connection with the financing, we issued to our financial advisor 2,670,000 warrants as part of its compensation for services rendered in connection with the merger of Impact Acquisition Corporation, a wholly owned subsidiary of the Company, into Impact Diagnostics.  These warrants have an exercise price of $0.18 per share.

Subsequent to July 30, 2004, the Company sold an additional 550,408 units as part of the same financing, resulting in additional gross proceeds to the Company of $505,000.  The total gross proceeds to the Company from the financing were $1.555 million.

As a result of the Merger and the related private financing:

•              The former holders of common stock, convertible notes, warrants and options to purchase common stock of Impact Diagnostics own approximately 63.0% of the shares of common stock of the Company (assuming exercise of all outstanding options and warrants and conversion of all outstanding convertible notes),

•              The holders of common stock of the Company immediately prior to the Merger own approximately 9.6% of the shares of common stock of the Company (assuming exercise of all outstanding options and warrants and conversion of all outstanding convertible notes), and

•              The investors who purchased units in the private financing and the financial advisor of Impact Diagnostics own approximately 21.0% of the common stock of the Company assuming exercise of all outstanding options and warrants and conversion of all outstanding convertible notes).

Prior to the completion of the Merger, our Board of Directors amended our bylaws to increase the size of our Board of Directors to seven (7) directors.  Effective upon completion of the Merger, Stan Yakatan, Michael Ahlin, Jack Levine, Eric Wilkinson and Kevin Crow, nominees of Impact Diagnostics (the “Impact Nominees”), were appointed to the board of directors of the Company.  Immediately following the appointment of the Impact Nominees to the board of directors of the Company, Pete Wells and Geoff Williams, who were the directors of the Company immediately prior to the Merger, resigned from the Board of Directors.  Following the resignation of Messrs. Wells and Williams, our remaining directors appointed Dr. Mark Rosenfeld to our Board of Directors.  We expect that our Board will appoint a seventh director in the future.

Upon completion of the Merger, Stan Yakatan was appointed as Chief Executive Officer and President of the Company, John Wilson was appointed as Chief Financial Officer of the Company and Michael Ahlin and Dr. Mark Rosenfeld were appointed as Vice Presidents of the Company.  All held these positions with Impact Diagnostics prior to the Merger.  Effective upon completion of the Merger, Pete Wells and Geoff Williams resigned as President and Secretary, respectively, of the Company.

A copy of the Merger Agreement was filed as Exhibit 99.1 to the Company’s Form 8-K filed on July 7, 2004 and is incorporated herein by reference.

Changes in Registrant’s Certifying Accountant

On August 2, 2004, the Company elected not to renew the engagement of HJ & Associates, LLC (“HJ”) as the independent accountant engaged to audit the financial statements of the Company.  HJ performed the audit of the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.  The audit reports of HJ on the financial statements for the Company’s fiscal years ended December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were such reports modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2003 and December 31, 2002, and the subsequent interim period prior to the nonrenewal of HJ, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to HJ’s satisfaction, would have caused HJ to make reference to the subject matter of the disagreement in connection with its report, nor were there any “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) involving HJ.

Effective on August 2, 2004, the Company engaged Tanner + Co. (“Tanner”) to audit the Company’s financial statements.  During the Company’s two most recent fiscal years, and the subsequent interim period prior to the appointment of Tanner, the Company has not consulted Tanner regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements nor has the Company consulted Tanner regarding any matter that was the subject of a disagreement or a reportable event.

The Board of Directors of the Company approved the change in accountants described herein.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT VENTURES, INC.

Date: August 13, 2004	/s/ Stan Yakatan
Stan Yakatan
Chairman of the Board, President and Chief
Executive Officer

Date: August 13, 2004	/s/ John C. Wilson
John C. Wilson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.