Form 10QSB
period 2004-09-30
GRANT VENTURES INC
filed 2004-11-19
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ___________

Commission File Number: 000-50133

GRANT LIFE SCIENCES, INC.
(Exact Name of Small Business Issuer as Specified in Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5511 Capital Center Drive, Suite 224, Raleigh, NC 27606
(Address of Principal Executive Offices)

(919) 852-4482
(Issuer’s Telephone Number, Including Area Code)

5792 South 900 East, Suite B, Salt Lake City, Utah 84121
(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 14, 2004, there were 53,590,820 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

1

GRANT LIFE SCIENCES, INC.
FORM 10-QSB

Part I
Financial Information
Item 1. Financial Statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2004	2003
Assets

Current assets - Cash	$1,028,335	$11,299

Accounts Receivable - Trade	3,000	—
Prepaid Expenses	1,600	—
Employee receivables	1,224	33,343
Related party receivables	—	14,049
Property and equipment, net of accumulated depreciation
of $10,966 and $8,186 respectively	6,784	6,713
Deposits	3,263	700

Total assets	$1,044,206	$66,104

Liabilities and Stockholders' Equity/(Deficit)

Accounts payable	$100,296	$33,531
Accounts payable - stockholder	—	—
Related party payables	1,220	—
Accrued expenses	175,787	—
Accrued interest payable	3,943	142,086
Accrued payroll liabilities	78,352	51,194
Related party notes payable	—	37,934
Notes Payable	122,500	587,753

Total current liabilities	482,098	852,498

Long term debt	350,000	—
Related party notes payable	—	12,845

Total liabilities	832,098	865,343

Commitments and contingencies	—	—

Stockholders' equity/(deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized,
53,590,820 shares issued and outstanding	53,591	34,572
Additional paid in capital	2,554,104	637,178

Deficit accumulated during development stage	(2,395,587)	(1,470,989)

Total stockholders' equity/(deficit):	212,108	(799,239)

Total liabilities and stockholders' equity/(deficit)	$1,044,206	$66,104

The accompanying notes are an integral part of these financial statements.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations
(unaudited)

	For the three	For the three	For the nine	For the nine	Cumulative
	Months Ended	Months Ended	Months Ended	Months Ended	Amounts
	September 30	September 30	September 30	September 30	(since date of
	2004	2003	2004	2003	Inception July 9,1998)
Revenues	$—	$—	$—	$—	$—

General and administrative expenses	660,436	49,879	1,085,918	126,345	2,406,344

Other (income) expense:
Gain on extinguishment of debt	(411,597)	—	(411,597)	—	(510,104)
Interest expense	211,512	15,994	250,277	47,946	499,347

Loss before income taxes	(460,351)	(65,874)	(924,598)	(174,291)	(2,395,587)

Income tax benefit	—	—	—	—	—

Net loss	$(460,351)	$(65,874)	$(924,598)	$(174,291)	$(2,395,587)

Net loss per common share -
basic and diluted	($0.01)	($0.00)	($0.02)	($0.01)

Weighted average shares -
basic and diluted	46,525,848	33,814,752	38,687,469	33,699,303

The accompanying notes are an integral part of these financial statements.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows
(Unaudited)

	(Unaudited)	(Unaudited)	(unaudited)
	For the Nine	For the Nine	cumulative
	Months Ended	Months Ended	amounts (since
	September 30,	September 30,	inception)
	2004	2003	July 9, 1998
Cash flows from operating activities:
Net loss	$(924,598)	$(174,291)	$(2,395,587)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	2,780	2,780	10,966
Stock options issued for services	13,204	—	13,204
Common stock issued for services	12,570	—	116,820
Beneficial conversion feature	200,000	—	298,507
Gain on extinquishment of debt	(411,597)	—	(510,104)
Write-off A/P due to stockholders	(878)	—	(878)
Decrease (increase) in:
Accounts receivable	(3,000)	—	(3,000)
related party receivables	15,269	1,196	1,220
Employee receivable	32,119	(2,285)	(1,224)
Prepaid expenses	(1,600)	—	(1,600)
Deposits	(2,563)	(700)	(3,263)
Increase (decrease) in:
Accounts payable	64,338	(33,628)	97,768
Accounts payable - assumed liabilities	(17,506)	—	(17,506)
Accounts payable - stockholders	(38,900)	—	(38,900)
Accrued expenses	175,687	—	175,787
Accrued payroll liabilities	27,159	24,010	78,353
Accrued interest payable	44,968	44,081	187,054

Net cash used in
operating activities	(812,549)	(137,747)	(1,992,383)

Cash flows from investing activities:
Purchase of property and equipment	(2,852)	—	(17,751)

Net cash used in
investing activities	(2,852)	(1,089)	(17,751)

Cash flows from financing activities:
Issuance of common stock	1,514,937	105,000	1,732,437
Proceeds from note payable	322,500	20,000	1,180,253
Proceeds from related party notes payable	—	—	60,000
Payments on related party notes payable	(5,000)	(11,304)	(34,221)
Collections on stock subscriptions receivable	—	—	100,000

Net cash provided by
financing activities	1,832,437	113,696	3,038,469

Net (decrease) increase in cash and cash equivalents	1,017,036	(25,141)	1,028,335

Cash and cash equivalents at beginning of period	11,299	34,685	—

Cash and cash equivalents at end of period	$1,028,335	$9,544	$1,028,335

The accompanying notes are an integral part of these financial statements.

GRANT LIFE SCIENCES, INC
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements

1. Interim Financial Information

The interim financial information as of September 30, 2004 and for the nine months ended September 30, 2004 and September 30, 2003 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine month period ended September 30, 2004 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2004.

On July 30, 2004, the Company consummated a merger transaction with Impact Diagnostics, Inc., a privately held Utah company, pursuant to an agreement dated July 6, 2004. As a result of the merger, Impact Diagnostics, Inc. is now a wholly owned subsidiary of the Company. The transaction for accounting purposes is a reverse merger and is presented as a recapitalization of Impact Diagnostics, Inc.

The Company has not yet established an ongoing source of revenue. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt and equity financing.

2. Basic and Diluted Net Loss per Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the three and nine months ended September 30, 2004. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Because the Company has incurred net losses from operations in each of the periods presented, there is no difference between basic and diluted net loss per share amounts. The computation of diluted net loss per share for the three and nine months ended September 30, 2004 does not include 3,968,252 outstanding common stock options, with exercise prices at $0.18 per share, and 5,132,729 outstanding common stock warrants with exercise prices ranging from $0.01 to $0.185 per share, because of their antidilutive effect on net loss per share. During the nine month period ending September 30, 2003 there were no outstanding options or warrants to purchase the Company's common stock.

3. Stock-Based Compensation

The Company follows the provisions of APB Opinion No. 25, "Accounting For Stock-Based Compensation" which requires compensation cost for stock-based compensation plans be recognized based on the difference, if any, between the quoted market price of the stock on the measurement date (generally the date of the grant) and the amount that must be paid to acquire the stock. SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", requires certain additional disclosures of the pro forma compensation expense arising from the Company's stock-based compensation plan. The expense is measured using the fair value of the award as of the date it was granted using an option-pricing model that takes into account: the exercise price and expected term of the option, the current price of the underlying stock, its expected volatility, expected dividends on the stock and the expected risk-free rate of return during the term of the option. The compensation cost is recognized over the expected service period, usually the period from the grant date to the exercise date.

The following table illustrates the effect on the Company's net loss and net loss per share for the three and nine months ended September 30, 2004 if the Company had applied the fair value based method.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss as reported	$(460,351)	$(65,874)	$(924,598)	$(174,291)

Stock-based compensation included in net loss	13,204	—	13,204	—

Total stock-based compensation determined
under fair value method	(144,211)	—	(144,211)	—

Pro forma Net loss	$(591,358)	$(65,874)	$(1,055,605)	$(174,291)

Basic and diluted net loss per share as reported	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

During the quarter ending September 30, 2004, employees of the Company were issued 3,618,254 options to purchase stock at the market price on the grant date. Additionally, on September 1, 2004, 350,000 options to purchase stock at $0.18 per share were issued to non-employee directors. Expense of $13,204, related to the Director options, issued below market price, was included in the net loss.

3. Significant Non-cash Transactions

In the quarter ending September 30, 2004, in connection with the Merger, the Company converted several notes payable to equity:

Two loans from stockholders totaling $45,779 were converted into 249,475 shares of common stock. Interest payable of $1,439 was forgiven.

A bridge note for $200,000 and accrued interest of $ 5,885 was converted into 2,720,000 shares. Since the conversion rate was less than the market price on the loan commitment date, a beneficial conversion feature existed. Calculation of the beneficial conversion feature resulted in an amount in excess of the debt, and as a result, the Company is recognizing interest expense in the amount of $200,000, as the beneficial conversion feature can not exceed the value of the debt.

A note for $587,753 and accrued interest of $ 175,787 was restructured into a 3-yr note of $350,000 and 89,500 5-year warrants to purchase additional shares at $0.01 per share. The note is convertible to shares at a conversion price of $.838 per share. Interest is payable quarterly at 6% per year. These warrants have an option value of $0.03779 per share and have been recognized as a reduction of the gain on extinguishment of debt.

4. Capital Stock Activity

On July 30, 2004, the Company consummated a merger transaction with Impact Diagnostics, Inc., a privately held Utah company, pursuant to an agreement dated July 6, 2004. As a result of the merger, Impact Diagnostics, Inc. is now a wholly owned subsidiary of the Company. The transaction for accounting purposes is a reverse merger and is presented as a recapitalization of Impact Diagnostics, Inc.

In connection with the Merger, on July 5, 2004, the Board of Directors of Impact Diagnostics, Inc. approved a stock split of 3.58 shares to 1. As a result of the split, the outstanding common stock of Impact Diagnostics, Inc. increased from 9,793,497 to 35,060,720 shares. Pursuant to the Merger Agreement, each share of Impact Diagnostics common stock was exchanged for one share of Grant Life Sciences common stock. All numbers, in the financial statements have been adjusted to reflect the stock split for all periods presented.

On August 19, 2004, the Company completed a private placement of 9,560,625 shares to accredited investors at a price of $0.1835 per share. As an additional enticement to purchase the shares, one 5-year warrant to purchase stock at $0.18 was issued for each 5 shares of stock purchased. The private placement resulted in net proceeds to the Company of approximately $1,494,937. The Company also issued warrants to purchase 2,670,000 shares at an exercise price of $0.01 per warrant and warrants to purchase 411,104 shares at an exercise price of $0.185 per warrant to its placement agent in connection with the Merger and private placement.

A bridge loan of $50,000, made to the company on July 6, 2004, was converted to equity as part of the private placement. In addition to the warrants received as part of the offering, 50,000 warrants with an exercise price of $0.18 were issued to the lender.

5. Subsequent Event

On November 12, 2004, the number of authorized shares of common stock, par value $.001 per share, was increased from 50,000,000 to 150,000,000. Additionally, 20,000,000 shares of preferred stock were authorized. No shares of preferred stock have been issued to date.

In month of November, 2,403,000 common stock warrants were exercised for total cash proceeds of $24,030. These warrants were originally issued in connection with the Merger and private placement of common stock.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

We are considered a development stage company engaged primarily in the development of protein-based screening tests that are used to screen woman for cervical cancer and pre-cancerous conditions that typically result in cervical cancer.  We believe our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of blood taken from the patient.  In one version of our test, the blood sample is analyzed in a clinical testing laboratory using standard laboratory equipment and analytic software, which generally can produce test results in about 2 hours.  Our rapid test is designed to be administered at the point of care by a health professional in a doctor’s office, hospital, and clinic or even at home, and provides easy-to-read results in approximately 15 minutes. Our planned cervical cancer test uses proprietary technology to detect the presence of antibodies.  We believe that in the future we may be able to use that technology to develop rapid tests for other diseases and cancers.

On July 30, 2004, we acquired Impact Diagnostics, Inc. through the merger of our wholly owned subsidiary, Impact Acquisition Corporation, into Impact Diagnostics. As a result of the Merger, each issued and outstanding share of common stock of Impact Diagnostics was converted into the right to receive one share of our common stock, and Impact Diagnostics became a wholly owned subsidiary of our Company. We now own, indirectly through Impact Diagnostics, all of the assets of Impact Diagnostics.

For accounting purposes, the acquisition of Impact Diagnostics is treated and presented as a recapitalization of Impact Diagnostics. Therefore, unless otherwise indicated, all historical financial information presented about our Company is historical financial information of Impact Diagnostics only, the historical audited and un-audited interim financial statements are the financial statements of Impact Diagnostics, and no historical financial information or financial statements of Grant Ventures are included.

In 2003 and 2002, we had no revenues and incurred net losses of $253,881 and $646,201 respectively.  For the nine months ended September 30, 2004 and 2003, we had no revenues and incurred net losses of $924,598 and $174,291, respectively. For the three months ended September 30, 2004 and 2003, we incurred net losses of $460,351 and $65,874 respectively. Since inception in July 1998, we have incurred cumulative losses of $2,395,587. Increased spending in the 3rd quarter of 2004, compared to the prior year, was due to an increase in merger related expenses, an increase in consulting expense, staff expense and other business development costs.

In connection with the Merger, between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our Company of $1,754,375.  Net proceeds after legal, accounting, printing, and filing fees is approximately $1,494,937. Each unit was comprised of five shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $0.18 per share.

Liquidity and Capital Resources

We believe that we currently have sufficient capital to satisfy our cash requirements through January 2005.  We plan to raise additional capital in the next three months through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.  However, we currently do not have any committed sources of financing.  We may be unable to raise additional financing on acceptable terms when we need to, or we may not be able to raise additional financing at all.

Plan of Operation

During the next 12 months, we plan to complete the development of our cervical cancer screening tests.  We intend to continue to validate the effectiveness of the processes that we currently use in the tests we are developing through trials being conducted for us by a reference laboratory.  We plan to meet with regulatory agencies in the United States and in other countries to determine the clinical trials and studies we will have to undertake and the data and other information we will be required to submit to them to support our future applications for authority to market and sell our planned cervical cancer tests in those countries.  We also plan to begin studies and clinical trials in the United States and other countries that will be required in connection with our regulatory applications.

During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing, clinical studies, finance and legal areas.

During the next year, we expect to acquire laboratory assets to augment our clinical research and development efforts. As part of this effort, Grant plans to develop a laboratory facility either through the purchase of existing assets or by acquiring equipment and outfitting its own facilities. The location of a new laboratory has not yet been determined.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2004 or as of the date of this report.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the third quarter of fiscal 2004, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our company of $1,754,375.  Each unit was comprised of five (5) shares of our common stock and a warrant to purchase one (1) share of our common stock at an exercise price of $0.18 per share. In connection with this financing, we filed with the Securities and Exchange Commission a registration statement on Form SB-2 on September 30, 2004. The registration statement has not yet been declared effective by the SEC.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Shareholders of 61.1% of our capital stock consented in writing as of September 30, 2004 to amend and restate the Articles of Incorporation to: change the company’s name to “Grant Life Sciences, Inc.”, increase the number of authorized shares of Common Stock to 150,000,000 shares, authorize the issuance of up to 20,000,000 shares of Preferred Stock and permit the Board of Directors, without further approval of our stockholders to fix the number of shares and the relative dividend rights, conversion rights, voting rights and other rights and qualifications of any such series. Shareholders also consented to allow the directors or stockholders to increase or decrease the number of Directors as provided by the Bylaws, and fix the minimum number of our directors at five, limit the liability, and allow for the indemnification, of our directors and officers to the fullest extent permitted by Nevada law.

Shareholders also approved the Grant Ventures, Inc. 2004 Stock Issuance Plan, adopted by our directors on August 2, 2004, pursuant to which we will be authorized to grant, in the aggregate, up to 25,000,000 shares of restricted Common Stock and options to purchase shares of our Common Stock.

An Information Statement on Form 14C was filed on October 15, 2004. These changes are effective as of November 12, 2004.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 6, 2004, by and among Grant Ventures, Inc., Impact Acquisition Corporation and Impact Diagnostics, Inc. (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 7, 2004).

3.1	Form of Amended and Restated Articles of Incorporation of Grant Ventures, Inc. (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).
3.2
Articles of Merger for the merger of Impact Diagnostics, Inc. (Utah) and Impact Acquisitions Corporation (Utah), filed with the Secretary of State of Utah on July 30, 2004 (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

4.1	Securities Purchase Agreement between Grant Ventures, Inc. and the purchasers party thereto (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 7, 2004).
4.2	Registration Rights Agreement between Grant Ventures, Inc. and the purchasers party thereto (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 7, 2004).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on July 7, 2004).
10.1	2004 Stock Incentive Plan of Grant Ventures, Inc. (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).
10.2
Incentive Stock Option Agreement, dated as of July 6, 2004, between Impact Diagnostics, Inc. and Stan Yakatan (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.3
Incentive Stock Option Agreement, dated as of July 6, 2004, between Impact Diagnostics, Inc. and John C. Wilson (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.4
Employment Agreement between Michael L. Ahlin and Impact Diagnostics, Inc., dated January 1, 2004, as amended by the Amendment of Employment Agreement, dated July 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.5
Employment Agreement between Mark J. Rosenfeld and Impact Diagnostics, Inc., dated January 1, 2004, as amended by Amendment of Employment Agreement, dated July 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.6	Exclusive License Agreement between Impact Diagnostics Incorporation and Dr. Yao Xiong Hu, M.D., dated July 20, 2004.
10.7
6% Convertible Promissory Note in the amount of $350,000, dated as of July 23, 2004, between Impact Diagnostics, Inc. and James H. Donell, as receiver of Citadel Capital Management, Inc. (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.8
Warrant, dated July 23, 2004, of James H. Donell, as receiver of Citadel Capital Management, Inc., to purchase 89,500 shares of common stock of Impact Diagnostics, Inc. (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).

10.9	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Dr. Mark Rosenfeld (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).
10.10	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Michael Ahlin (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).
10.11	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Duncan Capital LLC (incorporated by reference to Form SB-2 (File No. 333-119425) filed on September 30, 2004).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT VENTURES, INC.

Date: November 19, 2004	/s/ Stan Yakatan
Stan Yakatan
Chairman of the Board, President and Chief
Executive Officer

Date: November 19, 2004	/s/ John C. Wilson
John C. Wilson
Chief Financial Officer

