Form 10-K
period 2004-12-31
Grant Life Sciences, Inc.
filed 2005-03-31
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
COMMISSION FILE NO. 000-50133

Grant Life Sciences, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

64 East Winchester, Suite 205, Murray, Utah		84107
(Address of Principal Executive Offices)		(Zip Code)
	(801) 261-8736
	(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.001 Par Value Per Share

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for the most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 30, 2005: $9,723,727.50 (19,447,455 shares at $.50/share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,243,491 shares of common stock, $.001 par value per share, as of March 30, 2005.

Item 1. Description of Business

Overview of Our Business

We are developing protein-based screening tests to screen woman for cervical cancer and pre-cancerous conditions that become cervical cancer.  Our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of the patient’s blood.  In one version of our test, the blood sample is analyzed in a clinical setting using standard laboratory equipment and analytic software, which generally can produce completed results in about 2 hours.  Our rapid test provides easy-to-read results in approximately 15 minutes and is designed to be administered by a health professional in a doctor’s office, hospital, and clinic or even at home.

Our planned cervical cancer test uses proprietary technology to detect the presence of specific antibodies associated with cervical pre-cancers and cancer.  We believe that in the future we may be able to use that technology to develop rapid tests for other diseases and cancers.

History of Grant Life Sciences

We were incorporated in Idaho in 1983 as Grant Silver Inc.  In 2000, we reincorporated in Nevada. On July 30, 2004, we acquired Impact Diagnostics, Inc., a Utah corporation, through the merger of our wholly owned subsidiary into Impact Diagnostics.  We sometimes refer to that transaction as the “Merger”.  As a result of the Merger, Impact Diagnostics became our wholly owned subsidiary.  Impact Diagnostics was formed in 1998 and has been developing a cervical cancer test.  For several years prior to our acquisition of Impact Diagnostics, we engaged in no business.

Impact Diagnostics was formed in 1999 to license and develop certain technologies as owned by Dr. Yao Xiong Hu. Initial funding provided by the founders, and supplemented by two additional rounds of private funding, was used to fund the collection of patient samples and validation study costs of the technology. Once the technology was verified, Dr. Mark Rosenfeld drafted and applied for patents. In early 2004, Impact Diagnostics received its first patent.

Pursuant to the merger, each issued and outstanding share of common stock of Impact Diagnostic was converted into the right to receive one share of our common stock. In addition, each option to purchase one (1) share of common stock of Impact Diagnostics was converted into the right to receive an option to purchase one (1) share of our common stock. Upon completion of the merger, our then standing board of directors resigned and the nominees of Impact Diagnostics were appointed to our board of directors.

Cervical Cancer

Invasive cervical cancer affects over 500,000 women worldwide annually, and approximately 300,000 women die each year from this disease.  Cervical cancer is the second highest cause of cancer death among women.  In the United States, Western Europe and other countries where there is widespread screening and a well developed testing or diagnostic infrastructure, invasive cervical cancer is less prevalent.  In China, India and many other countries, there is a much higher incidence of invasive cervical cancer because of the lack of testing and limited or diagnostic testing infrastructure.

                Pap Tests have been the most prevalent cervical cancer screening method for more than 50 years.  In recent years, gene- or DNA-based HPV tests has been introduced as an adjunct to the Pap Test.  Today, approximately 60 million Pap Tests are performed annually in the United States, and an additional 60 million Pap Tests are performed annually in the rest of the world, mainly in Canada, Western Europe and Japan.  Outside the United States, approximately 1.7 billion women do not undergo regular cervical cancer testing.  In many cases, this scarcity of testing is the result of a lack of economic resources, as well as social, cultural and/or religious factors which may contribute to women not undergoing cervical cancer screening.

               Cervical cancer is predominantly caused by humanpapilloma virus or HPV.  However, of the more than 100 specific types of HPV, the scientific community believes only 7 to 15 are positively correlated with most cervical cancers. There are two types of cervical cancer.  Squamous cell carcinoma, a cancer of the flat, scale-like cells that coat the cervix, is the most prevalent type. Adenocarcinoma is a more virulent cancer that stems from cervical cells with glandular or secretory properties that is increasing in incidence and often is undetectable by Pap Tests. Missing adenocarcinomas is largely caused by problems in collecting the correct cervical cells.

Traditional Testing for Cervical Cancer

Pap Tests

The most common means of screening for cervical cancer is the Pap Test, which has been used as the primary screen for over 50 years.  The Pap Test is performed by swabbing the cervical surface to collect cells that are then placed on a microscopic slide for examination.  A specially- trained licensed cytotechnologist, usually in a hospital or pathology laboratory, observes the cells using a microscope and other specialized equipment to determine whether abnormal cells are present.  When a cytotechnologist identifies a potential abnormality, a cytopathologist verifies the interpretation.  A second generation Pap Test, known as a “Liquid Pap Test”, involves as special procedure that puts cells onto a microscopic slide in a manner that is intended to allow for more clear-cut scrutiny by the cytotechnologist.

Women whose Pap test results are normal do not undergo further inspection, but instead characteristically return for routine Pap screening on an annual basis.  However, women with abnormal Pap test results may be subjected to follow-up Pap tests, colposcopy (a visual examination of the cervix with the aid of a distinctive microscope) and biopsy to clearly identify cancerous conditions.  Advanced lesions may then be removed with a cauterizing device or scalpel, and in some cases women undergo a hysterectomy, or removal of the entire cervix.  If a patient’s Pap Test cannot specifically be classified as normal or abnormal, the result is classified as “equivocal”, or Atypical Squamous Cells of Undetermined Significance (ASC-US).  This occurs in approximately 5-7% of cases in the United States (Modern Pathology, 12:335).  Patients with equivocal Pap Test results typically will undergo multiple repeat Pap Tests.  Many of these patients will also undergo a colposcopy and a biopsy.  However, 80% of women with ASC-US who undergo an expensive colposcopy do not have cervical disease or develop cervical cancer (Journal of Medical Screening, 3:29).

While Pap Tests have been an important screening tool for many years and have helped reduce deaths caused by cervical cancer, they still have some significant shortcomings, including:

·         limited predictive value — in the United States, each year several million colposcopies are performed on patients with abnormal Pap Test results, but only 20% of the colposcopies reveal cervical cancer or pre-cancerous lesions (Journal of the American Medical Association, 287:2382).

·         false negative results — in the United States, Pap Tests fail to diagnose cervical cancer or pre-cancerous conditions that often lead to cervical cancer in approximately 30% to 60% (depending on whether a Liquid Pap Test or a regular Pap Test is used) of the cases where cervical cancer or pre-cancerous conditions are present (Archives of Pathology & Laboratory Medicine, 122:139).

·         false positive results — Distinguishing between cervical cancer or pre-cancerous states and benign conditions mimicking them can be difficult via Pap Tests. (Diagnostic Cytopathology, 28:23).

·         inability to detect adenocarcinomas — Pap Tests are unable to detect the presence of the more virulent adenocarcinoma (Clinical Laboratory Medicine, 20:140).

·         invasive procedure — Pap Tests require healthcare professional to extract cells from the cervix by inserting a colleting device into the cervix.  In some non-Western countries, women may be inhibited from undergoing this procedure for social, cultural or religious reasons.

·         high costs — highly trained physicians and other specialists are required to collect, examine and interpret the Pap Test specimen, which contributes to a higher cost structure for the Pap Test. Following a positive test result, colposcopies and biopsies are required, raising the overall potential cost of screening.

Some of these deficiencies may be due primarily to visual limitations associated with microscopic examination, the inadequate or inappropriate sampling of cells or other technical problems and to the subjective nature of cytology interpretation.

HPV Tests

In the past few years, HPV testing has been introduced as another element of the cervical cancer screening process.  The HPV Test is a gene-based test that detects the presence or absence of certain cancer-causing HPV.  Like the Pap Test, it is performed by swabbing the cervix to extract cells.  The specimen is then analyzed using expensive specialized equipment and software programs in a laboratory.

In the United States, women with ASC-US results from an initial Pap Test often undergo an HPV Test to determine if HPV is present.  That test can be performed using the same sample taken for a Liquid Pap Test or a stand-alone one.  HPV testing has also been introduced in conjunction with Pap Tests as an optional screening protocol for women 30 years of age and older, even in the absence of ASC-US or worse results.

While HPV Tests are helpful in detecting the presence of HPV, which is a precursor for virtually all cervical cancer, they too suffer from some significant shortcomings:

·         limited predictive value — HPV tests actually detect virus infection and not cervical cancer and/or associated pre-cancerous lesions.  Although HPV is an obligate cause of cervical cancer, only 2% of patients testing positive for HPV will eventually progress to the disease (Journal of Clinical Microbiology, 42:2470).

·         invasive procedure — Like Pap smear cytology, the HPV test requires that the attending healthcare professional get cells by inserting a collection device into the cervix. As earlier stated, women in certain non-Western cultures may be prohibited from undergoing such a procedure for social, cultural or religious reasons

·         high cost and complex — The HPV test specimen must be processed by special and dedicated, expensive laboratory equipment and interpretational computer software by highly trained technicians, thus the higher costs associated with HPV tests. Following a positive test result, colposcopy and biopsies are required, thus further elevating diagnostic costs.

Our Planned Cervical Cancer Test

                We are developing cervical cancer tests that will detect the presence or absence of specific antibodies that are produced only if cancer-causing HPV is present in the body, and consequent oncogenic, or cancer-promoting, changes have occurred.  Cancer-causing HPV have unique proteins that trigger the disease.  Upon disease onset, the body makes large numbers of antibodies to these unique proteins.  By detecting specific antibodies to cancer-causing HPVs, we believe that our tests will be able to more reliably determine whether a patient has cervical cancer or pre-cancerous lesions than can Pap smear cytology or HPV testing.

               Our tests involve the analysis of a small amount of blood taken from the patient. The collection of small volumes of blood is widely accepted as being of “minimal risk”.  It is not necessary to probe the cervix to get results.  Given the previously discussed socio-religious hesitance or prohibitions as to getting cells from the cervix, we believe our tests will have greater acceptability and/or desirability than tests that involve obtaining cells from the cervix. Our tests involve the following, readily completed steps:

·        The sample is placed into a receptacle coated with proprietary detection proteins of a specific nature.
·        Only certain antibodies to cancer-causing HPVs can adhere to these proteins.

·        The container is then rinsed, thus removing everything but antibodies that have adhered to the proteins.

·       A special solution is added to the container.  This solution includes “detector” antibodies that attach to those specific antibodies to cancer-causing HPVs adhered to the special detector proteins. The solution changes color with attachment of the “detector” antibodies, an indicator of a positive result (i.e., cervical cancer or a pre-cancerous condition present).

We are developing two tests.  One, known as the Enzyme Linked Immunosorbent Assay Test (ELISA), is designed to be run in a laboratory.  The blood specimen is sent to the laboratory, where a laboratory technician runs the test using standard, readily available laboratory equipment.  No unique analytic or diagnostic software is required, while such software is essential for HPV testing.  While test results typically are available in about two hours, we anticipate that the typical turnaround time from the laboratory to the doctor will be approximately one day.  We believe that a doctor will be able to order this test as one of a battery of tests that is run on a patient’s blood sample after a typical office visit.

Our second generation rapid test is designed to be a point-of-care test that will be able to be administered in the hospital, physician’s office, clinic or even at home or in outdoor settings.  The test kit will contain the required container and reagents, with a color change will indicate the presence of cancer-causing proteins.  We anticipate that the test will be able to produce results within 10 to 15 minutes after administration of the test.

We have not yet completed the development of our cervical cancer tests.  We are continuing to refine the existing proteins and processes currently used in our tests and are testing other proteins and processes, which may be included in our tests in the future.

We believe that, when completed, our tests will be a more accurate and efficient way to diagnose cervical cancer for the following reasons:

·         greater accuracy — Our cervical cancer tests will detect specific antibodies present only if cancer-causing HPV is present and cancer-related cellular changes have occurred.  As a result, we believe our tests will be able to more accurately diagnose cancer or pre-cancerous conditions than do Pap and HPV tests, thus making for fewer false positive or false negative results.

·        ability to detect adenocarcinomas - Our antibody detection approach is well suited for finding adenocarcinomas as well as squamous cell carcinomas since cell samples are not required.

·         non-invasive — Our tests require a small amount of blood, which may be quickly and safely taken via a finger prick or from a vein in the arm.  We believe that in countries where women are reluctant to allow a healthcare professional to sample their cervix there will be greater willingness to allow blood sampling to ascertain cervical disease.

·         reduced costs — We believe that because our tests will be run by laboratory technicians using standard, readily available equipment or by a healthcare professional using a point-of-care test, overall costs for our screening tests will be less than experienced with Pap or HPV tests.  In addition, by providing more accurate results, we believe that our tests may reduce the number of repeated cervical cancer tests of any sort along with expensive colposcopies, biopsies and related medical procedures.

Initial Validation Studies

We have conducted initial studies to validate our planned cervical cancer tests.

In the United States, the Institutional Review Board (IRB) governs collection and use of patient specimens for research and testing purposes. The IRB Committee at Intermountain Health Care, the largest hospital facility in the intermountain western United States, and at St. Mark’s Hospital in Salt Lake City, Utah, approved the evaluation of our technology for screening blood serum from patients, some of whom had negative Pap Tests and some of whom had previously been diagnosed with cervical cancer or intraepithelial lesions, the immediate precursor to cervical cancer. These initial non-blind studies were performed in May 2003 by Ameripath, Inc. on a total of 65 American patient samples from these IRB approved sources. Our tests detected cervical cancer or pre-cancerous conditions 94% of the time such conditions existed, and were able to rule out cervical cancer or pre-cancerous conditions 82% of the time the patient did not have these conditions.

Similar testing was done in April 2003, under a Chinese IRB equivalent, at the China Cancer Institute, China Academy of Medical Sciences on 70 samples, of which over half were from cervical cancer patients. Our tests detected cervical cancer or pre-cancerous conditions 97% of the time such conditions existed and were able to rule out cervical cancer or pre-cancerous conditions 85% of the time the patient did not have these conditions.

The initial studies conduced by Ameripath and in China used a “cut off” value or measurement standard to differentiate benign from cancerous or pre-cancerous conditions that is higher than would typically be used in a commercially available test. We currently are refining our technology in order to enable our tests to achieve similar results using a measurement standard appropriate for a commercial cervical cancer diagnostic test.

We plan to conduct validation studies on a refined version of our cervical cancer test in the next few months. Allogen Laboratories, a wholly owned subsidiary of the Cleveland Clinic Foundation, has agreed to conduct these studies for us. Although it is possible that these later studies may not support the results of the initial validation studies, preliminary indications have been positive. Allogen Laboratories will also assist us in developing a proposed protocol of clinical trials and other studies that will be used to support the submissions we intend to make to the FDA and other foreign regulatory authorities.

Regulatory Approval

In the United States, our planned cervical cancer tests will be subject to regulation by the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug and Cosmetic Act.  Governmental agencies in other countries also regulate medical devices.  These domestic and foreign regulations govern the majority of the commercial activities we plan to perform, including the purposes for which our proposed tests can be used, the development, testing, labeling, storage and use of our proposed tests with other products and the manufacturing, advertising, promotion, sales and distribution of our proposed test for the approved purposes.  Compliance with these regulations could prove expensive and time-consuming.

Products that are used to diagnose diseases in people are considered medical devices, which are regulated in the United States by the FDA.  To obtain FDA authorization for a new medical device, a company may have to submit data relating to safety and efficiency based upon extensive testing.  This testing, and the preparation and processing of necessary applications, are expensive and may take up to a few years to complete.  Whether a medical device requires FDA authorization and the data that must be submitted to the FDA varies depending on the nature of the medical device.

Medical devices fall into one of three classes (Class I, II, or III), in accordance with the FDA’s determination of controls necessary to ensure the safety and effectiveness of the device or diagnostic. As with most diagnostic products, we anticipate that our planned cervical cancer tests will be classified by the FDA either as a Class II device. By definition, his means that there could be a potential for harm to the consumer if the device is not designed properly and/or otherwise does not meet strict standards. To market and sell a class II medical device, a company must first submit a 510(k) premarket notification, also known as a 510(k). The 510(k) application is intended to demonstrate substantial equivalency to a Class II device already on the market. The FDA will still require that clinical studies of device safety and effectiveness be completed.

In the United States, prior to approval by the FDA, under certain conditions, companies can sell investigational or research kits to laboratories under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. Under CLIA, companies can sell diagnostic assays or tests to "high complexity" laboratories for validation as an "analyte specific reagent". An analyte specific reagent is the active ingredient of an "in-house" diagnostic test.

We intend to sell the ELISA version of our cervical cancer test to high complexity laboratories for validation as an analyte specific reagent or for use by such laboratories in their own homebrew (or in-house) diagnostic assays. Such sales would not require FDA approval, but we are aware that the FDA might deny approval under CLIA for sales of our product as an analyte specific reagent.

We have not yet submitted an application for approval to the FDA or regulatory agencies in any other countries of the cervical cancer tests we are developing.  It is highly likely that we will have to conduct clinical trials and other studies to generate data that the FDA and other regulatory authorities will require in support of our application.  We have not yet designed or initiated any of these trials.  We anticipate it will take a minimum oft one to two years to complete the review and approval process.

In addition to any government requirements as to authorizing the marketing and sales of medical devices, there are other FDA requirements. The manufacturer must be registered with the FDA. The FDA will inspect what is being done on a routine basis to ascertain compliance with those regulations prescribing standards for medical device quality and consistency. Such standards refer to but are not limited to manufacturing, testing, distribution, storage, design control and service activities. The FDA also prohibits promoting a device for unauthorized uses and routinely reviews labeling accuracy. If the FDA finds failures in compliance, it can institute a range of enforcement actions, from a public warning letter to more severe sanctions like withdrawal of approval; denial of requests for future approval; fines, injunctions and civil penalties; recall or seizure of the product; operating restrictions, partial suspension or total shutdown of production; and criminal prosecution.

The FDA's medical device reporting regulation also will require the reporting of information on deaths or serious injuries associated with the use of our tests, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur.

Regardless of FDA approval status in the U.S, we will need to obtain certification of our tests from regulatory authorities in other countries prior to marketing and selling in such countries. The amount of time needed to achieve foreign approval varies from country to country and regulatory, approval by regulatory authorities of one country cannot by itself determine acceptance by another country's regulatory body. Additionally, implementation of more stringent requirements or the adoption of new requirements or policies could adversely affect our ability to sell our proposed tests in other countries in the world. We may be required to incur significant costs to comply with these laws and regulations.

In addition to the rules and regulations of the FDA and similar foreign agencies, we may also have to comply with other federal, state, provincial and local laws, rules and regulations. Our tests could be subject to rules pertaining to the disposal of hazardous or toxic chemicals or potentially hazardous substances, infectious disease agents and other materials, and laboratory and manufacturing practices used in connection with our research and development activities. If we fail to comply with these regulations, we could be fined, may not be allowed to operate certain portions of our business, or otherwise suffer consequences that could materially harm our business.

Competition

We are not aware of other companies that are developing a protein-based screening test that detects antibodies to cervical cancer.  However, when completed, we expect that our cervical cancer tests will compete with the Pap Tests, which have been widely accepted by the medical community for over 50 years.  Approximately 60 million Pap Tests are performed annually in the United States, and an additional 60 million Pap Tests are performed annually in the rest of the world.  Manufacturers of Pap Tests include Cyctc Corporation, TriPath Imaging, Inc. and several other companies.

Our cervical cancer test also will compete with HPV Tests, which are becoming increasingly accepted in the medical community.  Manufacturers of HPV Tests include Digene Corporation, Ventana Medical Systems, Roche Diagnostics, Abbott Laboratories, and Bayer Corporation.

All of the companies who make Pap Tests and HPV Tests have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.

For our proposed tests to become accepted in the medical community, we will need to convince those who use established tests that our proposed tests are more reliable for the screening of cervical cancer, either as stand-alone tests or in conjunction with the Pap Test and/or HPV Tests.

  In addition, we will need to obtain reimbursement coverage for our proposed cervical cancer tests.  In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes necessary for reimbursement.  Third-party payors and managed care entities that provide health insurance coverage to approximately 225 million people in the United States currently authorize almost universal reimbursement for the Pap Test, and the Pap Test is nearly fully reimbursed in other markets where we will sell our proposed tests. The HPV Test now has full reimbursement for certain uses. We will attempt to obtain reimbursement for our planned cervical cancer tests to the same degree as the Pap Test, but it is possible that we will be unable to obtain third-party reimbursement for these tests.

Sales and Marketing

                When we have completed the development of our cervical cancer tests and received any required regulatory approval, we plan to market and sell our ELISA test to laboratories in the United States, Canada, Western Europe, Japan and other countries with established cervical cancer screening programs for use as a screening test.  Initially, we do not plan to sell our test in these countries directly to primary healthcare providers.

                In developing nations and other markets where cervical cancer screening is not widespread and where there are few laboratories or other testing facilities, we plan to market and sell our rapid test to primary healthcare providers as a stand alone point-of-care test.  In some of these countries, we plan to sell our proposed test directly to the governments or to other national healthcare distributors who distribute tests to national healthcare providers.

                We do not currently have a marketing or sales force or a distribution arrangement in place.  We will need to expend resources to develop our own marketing and sales force or enter into third party distribution arrangements.

Intellectual Property

                We rely on patents, licenses from third parties, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

                We entered into an exclusive license with Dr. Yao Xiong Hu on July 20, 2004 for certain processes that we currently include in our cervical cancer tests.  Some of the technology owned by Dr. Hu is covered by a United States patent that has been issued, and some of the technology is covered by a United States patent application that has been filed and is pending. The agreement with Dr. Hu also covers technology included in foreign applications presently pending as PCT applications in China and India. We entered into the license agreement with Dr. Hu on July 20, 2004. The initial term of this license is 17 years, and it automatically renews for successive one-year periods unless voluntarily terminated by us or by Dr. Hu in the event of our insolvency.  Under the license agreement, we are required to pay Dr. Hu a minimum licensing fee of $48,000 per year, which is paid on a monthly basis of $4,000 per month. If the annual royalty exceeds, $48,000, we will also be required to pay to Dr. Hu royalties on a quarterly basis ranging from 1% to 3% depending on the net sales of our product. We have the option to purchase the licensed technology for $250,000 within two years from the date of the agreement. As of the date of this report we have made $24,000 in license fee payments to Dr. Hu.

                We plan to file patent applications for any additional technology that we create in the future.

                We anticipate that we may need to license additional technology for use in our planned cervical cancer tests from other third parties. We may be unable to obtain these licenses on acceptable terms or at all.

                Our technology is also dependent upon unpatented trade secrets.  However, trade secrets are difficult to protect.  In an effort to protect our trade secrets, we have a policy of requiring our employees, consultants and advisors to execute non-disclosure agreements.  These agreements provide that confidential information developed or made known to an individual during the course of their relationship with us must be kept confidential, and may not be used, except in specified circumstances.  In addition, our employees are parties to agreements that require them to assign to us all inventions and other technology that they create while employed by us.

HIV and Dengue Fever Tests

In conjunction with our primary diagnostic cervical cancer blood test that we are developing, we have also recently acquired exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever and proprietary colloidal gold reagent, a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. We acquired these rights from AccuDx. An estimated 40 million people are now living with HIV/AIDS of which nearly 18 million are women and 2 million children. Over 5 million new infections were reported in 2004.

As access to antiretroviral treatment is scaled up in low income countries, there is a critical opportunity to expand access to HIV prevention. Among the interventions which play a critical role both in treatment and prevention, HIV testing and counseling stands out as paramount. An estimated 40 million people are now living with HIV/AIDS of which nearly 18 million are women and 2 million children. Just in year 2004 over 5 million new infections were reported. Serological determination of the specific anti-HIV antibodies still forms the primary screening/diagnostic procedure for HIV infection.

The AccuDx AIDS test device consists of a sample addition pad containing HIV-antigen gold conjugate, a capillary membrane with three capture lines with HIV-1, HIV-2 and a control line and a fluid absorption pad. When test strips are placed in the tube containing test serum or plasma, the liquid migrates upwardly by capillary action. Colloidal gold conjugates of HIV antigen react with anti-HIV-1 and anti-HIV-2 antibodies in the sample which then are captured on specific antigen lines as they migrate up the membrane and into the fluid absorption pad. The results are visual and easy to interpret. For example, a single pink line corresponding to control is a negative, two lines corresponding to control and HIV-1 is an HIV-1 positive sample. In the cases where all two lines corresponding to HIV-2 and control would be an HIV-2 infection. Recombinant fusion proteins consisting of envelope proteins (gp120 and gp41), a recombinant protein covering the antigenic epitopes of HIV-1 envelope gp36 and a recombinant O-subtype are used for signal as well as capture Ligands in a “double antigen immuno-chromatographic assay” format. The test is simple to use and performance characteristics are comparable to Laboratory based assays. The Company believes that extensive utilization of HIV antibody point-of-care tests should aid combat the current HIV/AIDS pandemic world-wide.

Another global illness, dengue fever, which is transmitted by mosquitoes has increased dramatically in recent decades. Dengue fever, dengue haemorrhagic fever (DHF) and dengue shock syndrome (DDS) occur in over 100 countries and territories and threaten the health of more than 2.5 billion people in urban, peri-urban and rural areas of the tropics and subtropics. The disease is endemic in Africa, the Americas, the Eastern Mediterranean, South-East Asia and the Western Pacific. Although the major disease burden is in South-East Asia and the Western Pacific, rising trends are also reflected in increased reporting of dengue fever and DHF cases in the Americas. In 1998, a total of 1.2 million cases of dengue and DHF were reported to WHO including 15,000 deaths. Globally, the annual number of infections is much higher than is indicated by the number of reported cases. Based on statistical modeling methods there are an estimated 51 million infections each year.

Dengue is a Flavivirus that is transmitted by mosquito, principally Aedes aegypti. There are four known serotypes and serology is a useful aid in the diagnosis of dengue infections. Rapid and reliable tests for primary and secondary infections of dengue are essential for patient management. Primary Dengue infection is associated with mild to high fever, headache, muscle pain and skin rash. Immune response includes antibodies denoted as IgM which are produced by 5th day of symptoms and persists for 30-60 days and antibodies denoted as IgG which appear by the 14th day and persist for life. Secondary infections often result in high fever and in many cases with haemorrhagic events and circulatory failure. Secondary infections induce IgM response after 20 days of infection and IgGs rise within 1-2 days after the onset of symptoms. A reliable and sensitive rapid test that can simultaneously detect the presence of anti-dengue IgG and IgM is of great clinical utility. The Immunochromatographic format provides an excellent immune capture method for specific detection of anti-dengue IgG and IgM. The presence of high titers of IgGs does not interfere with the IgM detection in the AccuDx format. A mixture of highly purified recombinant proteins corresponding to dengue virus e-proteins from type 2 and 3 and covering antigenic epitopes of all 4 serotypes is conjugated to colloidal gold. The Immunochromatographic device is sensitized with goat anti-human IgG (corresponding to a band just below the mark “G”), goat anti-human IgM (corresponding to a band just below the mark “M”) and anti-dengue E protein monoclonal antibodies (corresponding to the band just below the mark “C”).

The AccuDx test utilizes a specimen sample consisting of serum or plasma which is added to a test tube with the buffer solution provided. IgGs and IgMs in the specimen sample react with colloidal gold conjugates of recombinant dengue envelope proteins that detect Dengue Types 1, 2, 3 and 4 as they travel up the test strip and are captured by the relevant IgG and or IgM test bands. If there are anti-dengue IgGs or IgMs present within the specimen sample, signal conjugates will bind to them and produce a pale or dark pink band at either the “G” for IgGs or “M” for IgMs. In all cases the conjugate in the specimen sample conjugate mixture in the test tube will bind with the anti-dengue monoclonal antibody band, and serves as a positive control. The intensity of the bands will vary depending upon the antibody titer (IgM and IgG). In the cases of very high titer IgG and IgM, the control band may appear fainter in its intensity. Extensive utilization of point-of-care testing of Dengue IgM/IgG tests could in the Company’s view save millions of lives worldwide.

The agreement with AccuDx grants us the right to manufacture the AccuDx Tests in AccuDx’s ‘maquiladora’-modeled contract manufacturing facility in Tijuana, Mexico which facility is registered with the FDA and is ISO 9002-certified. We will seek recertification approval in Southeastern countries where the AccuDx Tests had previously received certificates of resale and we will seek governmental approval in other countries including China, Brazil and India. We plan on generating revenues from the sale of AccuDx Tests in the last quarter of 2005, provided that we receive such recertifications in a timely manner.

We have also acquired exclusive rights to AccuDx’s proprietary colloidal gold reagent, a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. The need for uniform size colloidal conjugates in diagnosis and nanotechnology cannot be over emphasized. AccuDx has developed and perfected technologies to particles of colloidal manufacture large quantities of uniform size colloidal gold. Colloidal gold conjugates are currently used in various applications including in in vitro diagnostic devices, electron microscopy and various nanotechnology applications. Conjugates of various specific Ligands will be made available as research reagents and OEM products.

Research and Development

                Our research and development program is focused on completing development of our cervical cancer tests.  We continue to refine existing technology and develop further improvements to our tests.

                We believe that in the future we may be able to apply our technology to develop rapid tests for other diseases and certain other cancers.  We plan to pursue development of these other tests.

                For the fiscal years ended December 31, 2004 and 2003, we spent approximately $430,540 and $51,100, respectively, on research and development.

Manufacturing

                We plan to outsource the manufacturing and assembly of our planned cervical cancer tests to third parties.  We do not currently have arrangements in place with any such third parties.

Suppliers

                We develop the processes including proteins and other technology that we use in our proposed tests, and license certain other technology from third parties.  We believe that the reagents and other supplies we will use to manufacture our test may be readily obtained from multiple suppliers.

Employees

As of March 30, 2005, we had seven employees and retained four consultants on a part-time basis.  Our employees consist of our three executive officers, a Medical Director, one laboratory development manager, one controller and one administrative assistant.  During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Item 2. Properties

We currently lease our principal executive offices in Murray, Utah, office space in Raleigh, NC and our clinical laboratory in Sandy, Utah.  Part of our Raleigh office space is subleased for $800 per month for the period beginning March 1, 2005 through the term of the lease. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

Location	Use	Square Feet	Rent Payments	Term	Leased From
64 East Winchester Suite 205 Murray, Utah 84107	Principal Executive Offices	Approximately 1330 square feet	$1,663 per month	September 1, 2004 — August 31, 2005	Plaza 6400, LLC
5511 Capital Center Drive Suite 224 Raleigh, NC 27606	Executive Offices	Approximately 1,438 square feet	$1,600 per month	October 1, 2004 — September 30, 2004	HD Capital Center, LLC
10011 Centennial Parkway Suite 300 Sandy, Utah 84070	Clinical Laboratory	Approximately 800 square feet	$600 per month	April 1, 2004 — March 31, 2005	Rocky Mountain Pathology, LLC
Item 3. Legal Proceedings

We are not currently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

Items 5. Market for Registrant’s Common Equity and Related Security Holder Matters

                Our common stock is quoted on the OTC Bulletin Board under the symbol “GLIF.OB.”  The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock from January 1, 2002 through December 31, 2004, as reported by the OTC Bulletin Board.  The stock was not actively traded in 2003 or the first ½ of 2004. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2003	$0.04	$0.04
Second Quarter 2003	$0.04	$0.04
Third Quarter 2003	$0.04	$0.04
Fourth Quarter 2003	$0.04	$0.04
First Quarter 2004	$0.04	$0.04
Second Quarter 2004	$0.04	$0.04
Third Quarter 2004	$0.80	$$0.04
Fourth Quarter 2004	$1.40	$0.64

                On March 30, 2005, the last reported bid price of our common stock as reported on the OTC Bulletin Board was $.50 per share.  As of March 15, 2005, we had approximately 140 shareholders of record.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, granted to employees, directors and consultants, under its 2004 Stock Incentive Plan as of December 31, 2004. The Plan was approved by a majority of shareholders on September 30, 2004. Prior to the Merger in July 2004, one consultant received a warrant for services performed for the Company, which is shown below.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
2004 Stock Incentive Plan	5,243,254	$0.18	19,756,746
Equity Compensation not approved by Security Holders	250,000	$0.18	N/A
TOTAL	5,493,254	$0.18

(1)	Includes 250,000 warrants to purchase shares at $0.18 issued to a consultant for performing research services for performed on our behalf, prior to the Merger in July 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Notwithstanding these forward-looking statements, the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 do not protect any statements we make in connection with this offering.

Overview

On July 30, 2004, we acquired Impact Diagnostics through the merger of our wholly owned subsidiary, Impact Acquisition Corporation, into Impact Diagnostics. As a result of the Merger, each issued and outstanding share of common stock of Impact Diagnostics was converted into one share of our common stock, and Impact Diagnostics became a wholly owned subsidiary of our company. We now own, indirectly though Impact Diagnostics, all of the assets of Impact Diagnostics.

We are considered a development stage company. In 2003 and 2004, we had no revenues and incurred net losses of $253,881 and $1,910,350, respectively.  Since inception in July 1998, we have incurred cumulative losses of $3,381,339.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Stock-Based Compensation

  On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, for the year 2004. The company incurred expense of $426,081 in 2004 for the stock options granted under its 2004 Stock Incentive Plan. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Plan of Operations

During the next year, we expect to acquire laboratory assets to augment our clinical research and development efforts. As part of this effort, we plan to develop a laboratory facility through relocating its offices to California where our Chief Executive Officer and Chief Financial Officer reside. We currently anticipate leasing an office in the Los Angeles area and will seek to secure the necessary mixed-use permits to operate a laboratory facility as part of such office. In conjunction with this relocation, we are terminating our lease of our office in Raleigh, North Carolina. This address is the address where Mr. John Wilson, its soon to be former Chief Financial Officer maintains an office. As previously announced, effective March 31, 2005, Mr. Wilson will resign as Chief Financial Officer, with Donald Rutherford, a Los Angeles based, experienced financial executive, becoming our Chief Financial Officer. In addition to the termination of our North Carolina office, we also plan to relocate our clinical laboratory presently located in Sandy, Utah to the Los Angeles area.

During the next 12 months, we plan to complete the development of our cervical cancer screening tests.  We intend to continue to validate the effectiveness of the processes that we currently use in the tests we are developing through trials which will be conducted for us by Allogen Laboratories, a subsidiary of the Cleveland Clinic. In the near term, we plan to meet with regulatory agencies in the United States and in other countries to determine the clinical trials and studies we will have to undertake and the data and other information we will be required to submit to them to support our future applications for authority to market and sell our planned cervical cancer tests in those countries.  We also plan to begin studies and clinical trials in the United States and other countries that will be required in connection with our regulatory applications.

During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Liquidity and Capital Resources

We do not have sufficient capital to satisfy our cash requirements through the next twelve months. As of December 31, 2004, we had total current assets of $377,768 and total current liabilities of $275,505. These current liabilities include notes payable of $122,500 which converted to shares of common stock in March 2005. Our cash flow deficit from operations was $1,484,935 during the year ended December 31, 2004. Additionally we used $16,873 to acquire new property and equipment during the period. We met our cash requirements through a private placement in connection with the Merger.

In connection with the Merger, between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our company of $1,754,375, or $1,494,937 net after deduction of offering costs.  Net proceeds after legal, accounting, printing and other fees was approximately $1,437,000. Each unit was comprised of five (5) shares (or 9,560,625 shares) of our common stock and a warrant to purchase one (1) share of our common stock at an exercise price of $0.1835 per share.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis and to obtain additional financing as may be required. We plan to raise additional capital in the next three months through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.  However, we currently do not have any committed sources of financing.  We may not be able to raise additional financing on acceptable terms when we need to, or we may be unable to raise additional financing as all. We plan to invest any excess cash we have in investment grade interest bearing securities.

Recent Developments

On March 7, 2005, we entered into an Exclusive License Agreement with AccuDx Corporation (“Licensor”) for a period of ten years, pursuant to which we were granted the exclusive right to Licensor’s rapid tests for HIV-1, HIV-2 and Dengue Fever and its colloidal gold reagent. The Agreement also granted us the right to manufacture these products at the Licensor’s FDA/GMP-compliant contract manufacturing maquiladora facility in Tijuana, Mexico. In consideration for the License, we agreed to pay Licensor $15,000 in cash and deliver a promissory note in the principal amount of $35,000 payable in equal quarterly installments for a two-year period and bearing 6% interest on the unpaid principal. We also agreed to pay the Licensor a 3% royalty on net sales of the products under the License. We also entered into a Consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License in exchange for 310,000 shares of our common stock, which will be issued as follows: one-third on September 7, 2005, one-third on March 7, 2006 and one-third on September 7, 2006.

On March 15, 2005, we issued an 8% Senior Secured Note due June 15, 2005, in the aggregate principal amount of $200,000 (the “Note”) and a warrant to purchase up to an aggregate of 250,000 shares of the our common stock (the “Warrant”) to DCOFI Master LDC, for net proceeds of $165,000. The Note and Warrant were issued in a private placement pursuant to Section 4(2) of the Exchange Act of 1933 and Rule 506. Proceeds from the sale will be used for working capital and general corporate purposes.

The Note bears interest at a rate of 8% per annum, is due and payable on June 15, 2005 and is secured by the assets of the Company. Interest is payable in cash monthly. Upon the occurrence of an event of default, as defined in the Note, the full principal amount of the Note will become due and payable and the Company will be required to issue to the Holder warrants to purchase an aggregate of 250,000 shares of common stock. The Note may be prepaid by the Company at a price equal to 100% of the outstanding principal balance, if within 60 days of the issue date and at a price equal to 106% of the outstanding principal balance if prepaid after 60 days after the issue date.

The Warrant is exercisable until five years from the date of issuance at a purchase price of $0.40 per share, subject to adjustment. The Holder may exercise the Warrant on a cashless basis if, one year after the issue date, the shares of common stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the investors exercise the Warrant on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the Warrant will be adjusted in the event the Company issues common stock at a price below the exercise price of the Warrant. Upon an issuance of shares of common stock at a price below the exercise price, the exercise price of the Warrant will be reduced to the price such shares of common stock were issued. The exercise price of the Warrant will also be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the Holder’s ownership.

The Holder has agreed to restrict its ability to exercise the Warrant and receive shares of the Company’s common stock such that the number of shares of common stock held by it and its affiliates in the aggregate after such exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

Risk Factors

Risks Related to our Business

We are a development stage company and we have no meaningful operating history on which to evaluate our business or prospects.

We acquired Impact Diagnostics on July 30, 2004.  For several years prior to that acquisition, we did not engage in any business.  Impact Diagnostics was formed in 1998 and has been developing a cervical cancer screening test.  This is now our only business.  Impact Diagnostics has only a limited operating history and has generated no revenue.  The limited operating history of Impact Diagnostics makes it difficult to evaluate our business prospects and future performance.  Our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the biotechnology market.

We have not completed the development of our planned cervical cancer tests and we are not currently developing any other products.  We may not successfully develop our cervical cancer tests or any other products.

The cervical cancer tests are the only products we are developing.  We have no other products.  We may never successfully complete the development of our cervical cancer tests.  If we do not complete the development of our cervical cancer tests or develop other products, we will not be able to generate any revenues or become profitable and you may lose your entire investment in us.

We will need to raise substantial additional capital to fund our operations, and if we are unable to obtain funding when needed, we may need to delay completing the development of our planned cervical cancer tests, scale back our operations or close our business.

Based on our current plan, we will need to raise at least $2,000,000 to fund our operations until the end of 2005.  We plan to raise additional capital through the sale of equity and/or debt securities.  We do not currently have any committed sources of financing and we may be unable to obtain financing on acceptable terms or at all.  If we are unable to raise sufficient funds, we may have to delay, scale-back or eliminate aspects of our operations or close our business.  If we sell additional equity securities, we will dilute our current stockholders’ equity interest in us.

Our auditors have qualified their opinion to our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.  If we are unable to continue as a going concern, you could lose your entire investment in us.

We will not be able to sell our planned cervical cancer tests and generate revenues if laboratories and physicians do not accept them.

If we successfully complete development of our cervical cancer tests and obtain required regulatory approval, we plan to market and sell our tests initially to clinical testing laboratories in the United States, Western Europe and other countries in which there is widespread cervical cancer screening and a sophisticated testing infrastructure.  We plan to market and sell the rapid test to physicians, hospitals, clinics and other healthcare providers in some developing countries where cervical cancer screening is not widespread and where there is limited or non-standardized testing infrastructure.  In order to successfully commercialize our tests, we will have to convince both laboratories and healthcare providers that our proposed tests are an effective method of screening for cervical cancer, whether as an independent test, used in conjunction with Pap Tests and/or HPV Tests or as a follow-up screening method for women with equivocal Pap Tests.  Pap Tests have been the principal means of cervical cancer screening for over 50 years and, in recent years, HPV Tests have been introduced primarily as an adjunct to Pap Tests. Failure to achieve any of these goals, could have an adverse material effect on our business, financial condition or results of operation.

Our planned cervical cancer tests rely on an approach that is different from the underlying technology of the Pap Tests and the HPV Tests and of healthcare professionals, women’s advocacy groups and other key constituencies may not view our planned tests as an accurate means of detecting cervical cancer or pre-cancerous conditions.  In addition, some parties may view using our proposed test along with the Pap Tests and/or HPV Tests for primary screening as adding unnecessary expense to the already accepted cervical cancer screening protocol, which could cause our product revenue to be negatively affected.

If third-party health insurance payors do not adequately reimburse healthcare providers or patients for our proposed cervical cancer tests, we believe it will be more difficult for us to sell our tests.

We anticipate that if government insurance plans (including Medicare and Medicaid in the United States), managed care organizations and private insurers do not adequately reimburse users for use of our tests, it will be more difficult for us to sell our tests to laboratories and healthcare providers.  Third-party payors and managed care entities that provide health insurance coverage to approximately 225 million people in the United States currently authorize almost universal reimbursement for the Pap Tests, and Pap Tests are nearly fully reimbursed in other markets where we plan to market and sell our proposed tests.  HPV Tests also are almost fully reimbursed for certain uses.  We will attempt to obtain reimbursement coverage in all markets in which we plan to sell our proposed cervical cancer tests to the same degree as the Pap Test.

Our management will be required to expend significant time, effort and expense to provide information about the effectiveness of our planned cervical cancer tests to health insurance payors who are willing to consider reimbursement for our tests.  However, reimbursement has become increasingly limited for medical diagnostic products. Health insurance payors may not reimburse laboratories, healthcare providers or patients in the United States or elsewhere for the use of our planned tests, either as a stand-alone test or as an adjunct to Pap Tests or HPV Tests, which would make it difficult for us to sell our tests, which could make our business less profitable and cause our business to fail.

We currently have no sales force or distribution arrangement in any market where we intend to market and sell our tests.

We currently have no sales or marketing organization.  When we complete the development of our cervical cancer tests and receive the required regulatory approvals, we will attempt to market and sell our tests to laboratories and directly to physicians, hospitals, clinics and other healthcare providers.  We plan to market and sell our tests to laboratories in the United States and globally through third party distributors.  We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all.  If we are unable to enter into distribution agreements with qualified distributors on acceptable terms, we may be unable to successfully commercialize our tests.

Our competitors are much larger and more experienced than we are and, even if we complete the development of our tests, we may not be able to successfully compete with them.

The diagnostic testing industry is highly competitive.  When completed, we expect that our cervical cancer tests will compete with the Pap Tests, which have been widely accepted by the medical community for many years.  Approximately 60 million Pap Tests are performed annually in the United States, and an additional 60 million Pap Tests are performed annually in the rest of the world.  Manufacturers of Pap Tests include Cyctc Corporation and several other companies.  Future improvements to the Pap Test could hinder our efforts to introduce our tests into the market.

Our cervical cancer tests also will compete with HPV Tests, which are becoming increasingly accepted in the medical community.  Manufacturers of HPV Tests include Digene Corporation, Ventana Medical Systems, Roche Diagnostics, Abbott Laboratories, and Bayer Corporation.  If market acceptance of HPV Tests becomes greater, it may be more difficult for us to introduce our tests into the market.

All of the companies who manufacture Pap Tests and HPV Tests are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

We will need to obtain regulatory approval before we can market and sell our planned tests in the United States and in many other countries.

In the United States, our planned cervical cancer tests will be subject to regulation by the U.S. Food and Drug Administration (FDA) under the Federal Food, Drug and Cosmetic Act.  Governmental agencies in other countries also regulate medical devices.  These domestic and foreign regulations govern the majority of the commercial activities we plan to perform, including the purposes for which our proposed tests can be used, the development, testing, labeling, storage and use of our proposed tests with other products and the manufacturing, advertising, promotion, sales and distribution of our proposed test for the approved purposes.  Compliance with these regulations could prove expensive and time-consuming.

Products that are used to diagnose diseases in people are considered medical devices, which are regulated in the United States by the FDA.  To obtain FDA authorization for a new medical device, a company may have to submit data relating to safety and efficiency based upon extensive testing.  This testing, and the preparation and processing of necessary applications, are expensive and may take up to a few years to complete.  Whether a medical device requires FDA authorization and the data that must be submitted to the FDA varies depending on the nature of the medical device.

Medical devices fall into one of three classes (Class I, II, or III), in accordance with the FDA’s determination of controls necessary to ensure the safety and effectiveness of the device or diagnostic. As with most diagnostic products, we anticipate that our planned cervical cancer tests will be classified by the FDA as a Class II device. By definition, this means that there could be a potential for harm to the consumer if the device is not designed properly and/or otherwise does not meet strict standards. To market and sell a class II medical device, a company must first submit a 510(k) premarket notification, also known as a 510(k). The 510(k) application is intended to demonstrate substantial equivalency to a Class II device already on the market. The FDA will still require that clinical studies of device safety and effectiveness be completed.

In the United States, prior to approval by the FDA, under certain conditions, companies can sell investigational or research kits to laboratories under the Clinical Laboratory Improvement Amendment (CLIA) of 1988. Under CLIA, companies can sell diagnostic assays or tests to "high complexity" laboratories for validation as an "analyte specific reagent". An analyte specific reagent is the active ingredient of an "in-house" diagnostic test.

In addition to any government requirements as to authorizing the marketing and sales of medical devices, there are other FDA requirements. The manufacturer must be registered with the FDA. The FDA will inspect what is being done on a routine basis to ascertain compliance with those regulations prescribing standards for medical device quality and consistency. Such standards refer to but are not limited to manufacturing, testing, distribution, storage, design control and service activities. The FDA also prohibits promoting a device for unauthorized uses and routinely reviews labeling accuracy. If the FDA finds failures in compliance, it can institute a range of enforcement actions, from a public warning letter to more severe sanctions like withdrawal of approval; denial of requests for future approval; fines, injunctions and civil penalties; recall or seizure of the product; operating restrictions, partial suspension or total shutdown of production; and criminal prosecution.

The FDA's medical device reporting regulation also will require the reporting of information on deaths or serious injuries associated with the use of our tests, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur.

Regardless of FDA approval status, certification of our tests will be needed from regulatory authorities in other countries prior to marketing and selling there. The amount of time needed to achieve foreign approval varies by nation, and although our tests may be approved in one jurisdiction, the tests may not be approved in other jurisdictions. After all, approval by the regulatory authority of one nation cannot by itself determine acceptance by another country's regulatory body. Additionally, implementation of more stringent requirements or the adoption of new requirements or policies could adversely affect our ability to sell our proposed tests in other countries in the world. We may be required to incur significant costs to comply with these laws and regulations.

In addition to the rules and regulations of the FDA and similar foreign agencies, we may also have to comply with other federal, state, provincial and local laws, rules and regulations. Out tests could be subject to rules pertaining to the disposal of hazardous or toxic chemicals or potentially hazardous substances, infectious disease agents and other materials, and laboratory and manufacturing practices used in connection with our research and development activities. If we fail to comply with these regulations, we could be fined, may not be allowed to operate certain portions of our business, or otherwise suffer consequences that could materially harm our business.

If we are unable to successfully protect our intellectual property or our licensor is unsuccessful in defending the patents on our licensed technology against infringement, our ability to develop, market and sell our tests and any other product we may develop in the future will be harmed.

Our success will partly depend on our ability to obtain patents and licenses from third parties and protect our trade secrets.

We have an exclusive license from Dr. Yao Xiong Hu for certain processes that we currently include in our cervical cancer tests.  Some of Dr. Hu’s technology is covered by a United States patent that has been issued, and some of the technology is covered by a United States patent application that has been filed and is pending.  The agreement with Dr. Hu also covers technology included in foreign applications presently pending as PCT applications in China and India. In the event a competitor uses our licensed technology, our licensor may be unable to successfully assert patent infringement claims. In that event, we may encounter direct competition using the same technology on which our products are based and we may be unable to compete. If we cannot compete with competitive products, our business will fail. In addition, if any third party claims that our licensed products are infringing their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. We also may be subject to significant damages or injunctions preventing us from selling or using some aspect of our products in the event of a successful patent or other intellectual property infringement claim. In addition, from time to time, we may be required to obtain licenses from third parties for some of the technology or components used or included in our tests.  If we are unable to obtain a required license on acceptable terms or at all, our ability to develop or sell our tests may be impaired and our revenue will be negatively affected.

We plan to file patent applications for any additional technology that we create in the future.  We cannot assure you that our patent applications will result in patents being issued in the United States or foreign countries.  In addition, the U.S. Patent and Trademark Office may reverse its decision or delay the issuance of any patents that may be allowed.  We also cannot assure you that any technologies or tests that we may develop in the future will be patentable.  In addition, competitors may develop products similar to ours that do not conflict with patents we may receive from AccuDx Corp. If our patents are issued, others may challenge these patents and, as a result, our patents could be narrowed or invalidated, which could have a direct adverse effect on our earnings and profitability.

Our confidentiality agreements may not adequately protect our proprietary information, the disclosure of which could decrease our competitive edge.

Our technology and tests may be dependent on unpatented trade secrets.  However, trade secrets are difficult to protect.  In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to sign confidentiality agreements.  In addition, our employees are parties to agreements that require them to assign to us all inventions and other technology that they create while employed by us.  However, we cannot guarantee that these agreements will provide us with adequate protection if confidential information is used or disclosed improperly.  In addition, in some situations, these agreements may conflict with, or be limited by, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships.  Further, others may independently develop similar proprietary information and techniques, or otherwise gain access to our trade secrets. Any of these adverse consequences could negatively impact our results of operations.

Our products may infringe on the intellectual property rights of others and may result in costly and time-consuming litigation.

Our success will depend partly on our ability to operate without infringing upon the proprietary rights of others, as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action in order to protect our proprietary rights.  Although we attempt to avoid infringing upon known proprietary rights of third parties, and are not aware of any current or threatened claims of infringement, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Any of these results could lead to liability, substantial costs and reduced growth prospects.

If we are able to market and sell our cervical cancer tests, we may be subject to product liability claims or face product recalls for which our insurance may be inadequate.

If we complete development of our cervical cancer tests and begin to sell them we will be exposed to the risk of product liability claims and product recalls.  We currently do not market any products and therefore have obtained only general liability insurance coverage.  Any failure to obtain product liability insurance in the future that is not continually available to us on acceptable terms, or at all, and that is sufficient to protect us against product liability claims or recalls, could cause our business to fail.

If we are unable to manage our anticipated future growth, we may not be able to implement our business plan.

We currently have seven employees and retain consultants on a part-time basis.  In order to complete development of our tests, obtain FDA and other regulatory approval, seek insurance reimbursement, begin to market and sell our tests, begin the production of our tests and continue and expand our research and development programs, we will need to hire significant additional qualified personnel and expand or implement our operating, administrative, information and other systems.  We cannot guarantee that we will be able to do so or that, if we do so, we will be able to effectively integrate them into our existing staff and systems.  We will also have to compete with other biotechnology companies to recruit, hire and train qualified personnel.  If we are unable to manage our growth, we may not be able to implement our business plan.

Risks Related to our Common Stock

There is only a limited market for our common stock and the price of our common stock may be affected by factors that are unrelated to the performance of our business.

Our common stock has not actively traded during the past few years.  If any of the risks described in these risk factors or other unseen risks are realized, the market price of our common stock could be materially adversely affected.  Additionally, market prices for securities of biotechnology and diagnostic companies have historically been very volatile.  The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that are unrelated to the operating performance of any one company.  In particular, and in addition to the other risks described elsewhere in these Risk Factors, the following factors can adversely affect the market price of our common stock:

·         announcements of technological innovation or improved or new diagnostic products by others;

·         general market conditions;

·         changes in government regulation or patent decisions;

·         changes in insurance reimbursement practices or policies for diagnostic products.

Our common shares have traded on the Over the Counter Bulletin Board at prices below $5.00 for several years.  As a result, our shares are characterized as “penny stocks” which could adversely affect the market liquidity of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on Nasdaq or a national securities exchange and any equity security issued by an issuer that has:

·         net tangible assets in excess of $2,000,000, if such issuer has been in continuous operation for three years;

·         net tangible assets in excess of $5,000,000, if such issuer has been in continuous operation for less than three years; or

·         average revenue of at least $6,000,000, for the last three years.

Unless an exception is available, the regulations require, prior to any transaction involving a penny stock, that a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a prospective purchaser of the penny stock.  We currently do not qualify for an exception, and, therefore, our common stock is considered to be penny stock and is subject to these requirements.  The penny stock regulations adversely affect the market liquidity of our common shares by limiting the ability of broker/dealers to trade the shares and the ability of purchasers of our common shares to sell in the secondary market.  In addition, certain institutions and investors will not invest in penny stocks.

Nevada law provides certain anti-takeover provisions for Nevada companies that may prevent or frustrate any attempt to replace or remove our current management by the stockholders or discourage bids for our common stock. These provisions may also affect the market price of our common stock.  We have chosen not to opt out of these provisions.

We are subject to provisions of Nevada corporate law that limit the voting rights of a person who, individually or in association with others, acquires or offers to acquire at least 20% of our outstanding voting power unless a majority of our disinterested stockholders elects to grant voting rights to such person.  We are also subject to provisions of Nevada corporate law that prohibit us from engaging in any business combination with an interested stockholder, which is a person who, directly or indirectly, is the beneficial owner of 10% or more of our common stock, for a period of three years following the date that such person becomes an interested stockholder, unless the business combination is approved by our board of directors in a prescribed manner.  These provisions of Nevada law may make business combinations more time consuming or expensive and have the impact of requiring our board of directors to agree with a proposal before it is accepted and presented to stockholders for consideration. Although we have the ability to opt out of these provisions, we have not chosen not to do so.  These anti-takeover provisions might discourage bids for our common stock.

Our board of directors has the authority, without further action by the stockholders, to issue, from time to time, up to 20,000,000 shares of preferred stock in one or more classes or series and to fix the rights and preferences of such preferred stock. The board of directors could use this authority to issue preferred stock to discourage an unwanted bidder from making a proposal to acquire us.

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.

As of December 31, 2004, we had outstanding 56,243,791 voting shares.  Some of our outstanding voting shares are eligible for sale under Rule 144, are otherwise freely tradable or will become freely tradable under Rule 144. Sales of substantial amounts of shares of our common stock into the public market could lower the market price of our common shares.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated) who has owned shares for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (i) 1% of the number of our common shares then outstanding (which equals approximately 562,438 shares of common stock) or (ii) the average weekly trading volume of our common shares during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.  Sales under Rule 144 are public information about us.  Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has owned the shares proposed to be sold for at least two years, is entitled to sell his shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2004 or as of the date of this report.

Item 7. Financial Statements

The reports of the independent auditors and financial statements are set forth in this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 8A. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the last quarter of 2004, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors and Executive Officers

   Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of six directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until our next annual meeting of our stockholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Name	Age	Position
Stan Yakatan	62	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Ahlin	56	Vice President and Director
John C. Wilson	55	Chief Financial Officer (retiring March 31, 2005)
Don Rutherford	65	Chief Financial Officer (as of April 1, 2005)
Jack Levine	54	Director - Head of Audit Committee, member of Compensation Committee
Eric Wilkinson	46	Director - member of Compensation Committee and Audit Committee
Kevin Crow	43	Director - Head of Compensation Committee, member of Audit Committee
Carmen Medina	48	Director

                Stan Yakatan.  Mr. Yakatan has been the Chief Executive Officer and the Chairman of the Board of Directors since July 2004. From May 2004 to the present, Mr. Yakatan has been the Chief Executive Officer and the Chairman of the Board of Directors of Impact Diagnostics and a consultant to Impact Diagnostics.  From September 1984 to the present, Mr. Yakatan has been the Chairman, President and Chief Executive Officer of Katan Associates, a life sciences advisory business.  Mr. Yakatan is also a director of Lifepoint, Inc., a manufacturer of drug and alcohol testing systems, and is a strategic advisor to the state government of Victoria, Australia.  Between 1968 and 1989, Mr. Yakatan held various senior executive positions with New England Nuclear Corporation (a division of E.I. DuPont), ICN Pharmaceuticals, Inc., New Brunswick Scientific Co., Inc. and Biosearch.

                Michael Ahlin.  Mr. Ahlin has been a Vice President and a director since July 2004.  From May 2004 to the present, Mr. Ahlin has been the Vice President and a member of the Board of Directors of Impact Diagnostics.  From July 1998 to May 2004, Mr. Ahlin was the Chairman of the Board, President and Chief Executive Officer of Impact Diagnostics.  Mr. Ahlin has been President of WetCor, Inc., a land development company, since 1983.

                John C. Wilson.  Mr. Wilson has been the Chief Financial Officer since July 2004. He is retiring from this position on March 31, 2005.   Since January 1, 1997, Mr. Wilson has been the Managing Principal of Wentworth Advisors, LLC, a financial consulting company.  From August 1996 to January 2002, Mr. Wilson was an investment banker with Credit Suisse First Boston Corporation and held the positions of Director, from August 1996 through December 1998, and Managing Director, Senior Advisor from December 1998 to January 2002, when he retired.

Don Rutherford. Mr. Rutherford, becomes the Chief Financial Officer on April 1, 2005. He is a limited partner with Tatum CFO Partners, LLP in Orange County, California, which he joined in January 2000. Tatum CFO Partners provides supplemental, interim, project, or employed executives for clients that range from emerging growth to large multinational public companies. Pursuant to such employment, Mr. Rutherford has been contracted out as an executive officer for various corporations. Since January 2004, he has been a board member and chairman of the audit committee of Performance Capital Management LLC, a public financial services company. Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant. He holds a BASc in Industrial Engineering from the University of Toronto.

                Jack Levine.  Mr. Levine has been a director since July 2004.  Since 1984, Mr. Levine has been the President of Jack Levine, PA, a certified public accounting firm.  Since 1999, Mr. Levine has served as a director and the chairman of the audit committee of SFBC International Inc., a clinical research organization.  Mr. Levine is also a director, Chairman of the Audit and Asset Liability Committees and a member of the Executive Committee of Beach Bank, a director and Chairman of the Audit Committee of The Prairie Fund, a mutual fund, and a director of RealCast Corporation, an internet streaming company.  Mr. Levine is a certified public accountant licensed by the State of Florida.

                Eric Wilkinson.  Mr. Wilkinson has been a director since July 2004.  Since June 2003, Mr. Wilkinson has been the Vice President of Life Sciences for XL TechGroup, a biotechnology company.  From September 2001 to May 2003, Mr. Wilkinson worked as a consultant for Tyrgen Technologies, a biotechnology-consulting firm.  From December 1999 to August 2001, Mr. Wilkinson was the President of Genetic Vectors, Inc., a biotechnology company.  Mr. Wilkinson served as a consultant for the Cleveland Clinic Medical Foundation from November 1998 to November 1999.

                Kevin Crow.  Mr. Crow has been a director since July 2004.  Since April 2004, Mr. Crow has been the Chief Executive Officer of Diversified Corporation Solutions, LLC, a business advisory company.  From September 2000 to December 2003, Mr. Crow was the Chief Operating Officer of the Women’s United Soccer Association, a professional athletic league.  Mr. Crow was President of
ZipDirect, LLC, a full service printing, mailing and shipping company, from February 1994 to September 2000.  Mr. Crow is the brother of Michael Crow, who serves as the Chairman and Chief Executive Officer of Duncan Capital Group LLC, which is our financial advisor. Mr. Michael Crow beneficially owns 7.5% of our outstanding capital stock.

Carmen Medina. Ms. Medina was appointed to the board of directors on February 21, 2005. Ms. Medina, is Founder and President of Precision Consultants, Inc., headquartered in Coronado, CA. Prior to founding Precision Consultants in January 1992, Ms. Medina served as Director of Regulatory Affairs & Product Development for Ivax Corporation. From 1986 to 1992, she served as an FDA Field Investigator and Commissioned Officer in the United States Public Health Service. Ms. Medina earned a master’s degree in public health at Columbia University’s School of Public Health in 1987, and a BS at City College of NY in 1978. She has published numerous journal articles and is a frequent presenter at national and international conferences.

The Board of Directors has a standing Audit Committee and Compensation Committee. The Board is composed of 4 independent directors and 2 directors, who are also Officers of the Company. The Committees are made up of only independent directors. The Chairman of the Audit Committee is Mr. Jack Levine. The Board of Directors has determined that Mr. Levine, an independent director, is an “audit committee financial expert” as that term is defined by Item 401(e) of Regulation S-B.

Code of Ethics

On December 15, 2004, we adopted a written code of ethics that governs all of our officers, directors and finance and accounting employees. The code of ethics is filed herewith as Exhibit 14.1 and is posted on our website at www.grantlifesciences.com.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements, except for the following: Kevin Crow, Eric Wilkinson and Jack Levine each reported one transaction late and filed one Form 4 late and Carmen Medina reported one transaction late and filed a Form 3 late.

Item 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2004, 2003 and 2002.With the exception of the compensation paid to Pete Wells, all compensation information for the years 2002 and 2003 shown in the table was paid by Impact Diagnostics prior to the Merger.

Name and Principal Position	Year	Salary	Bonus	Other Compensation	Long term compensation awards - # of securities underlying Stock Options
Stan Yakatan, Chief Executive Officer (1)	2004 2003 2002	$60,000 0 0	0 0 0	0 0 0	2,868,254 0 0
Michael Ahlin, Vice President (2)	2004 2003 2002	$144,000 $58,050 0	0	0	0
John C. Wilson, Chief Financial Officer (3)	2004 2003 2002	$36,000 0 0	0 0 0	0 0 0	750,000 0 0
Dr. Mark Rosenfeld, former Vice President (4)	2004 2003 2002	$111,429 $58,050 $92,000	$18,106 0 0	0 0 0	0 0 0
Pete Wells former President (5)	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0

(1)
Between May and June 2004, Impact Diagnostics paid Mr. Yakatan $5,500 per month for consulting services to Impact Diagnostics in connection with the Merger.  Beginning in July 2004, Mr. Yakatan receives $10,000 per month for acting as our Chief Executive Officer. As of the end of 2004, $15,000 of his gross salary had not been paid to Mr. Yakatan. Mr. Yakatan does not have an employment contract with the company. As an incentive to join the company, Mr. Yakatan was granted 2,868,254 stock options, with an exercise price of $0.18, under the Company’s Stock Incentive Plan. These options vest as follows: 573,650 on July 6, 2004; 1,147,302 on July 6, 2005 and 1,147,302 on July 6, 2006.

(2)	Mr. Ahlin had an employment contract with the company which sets his monthly salary at $12,000. The employment contract can be terminated by the Company at any time.

(3)
Mr. Wilson became the Chief Financial Officer on July 1, 2004 and is retiring from his position on March 31, 2005. Mr. Wilson receives $6,000 per month for acting as our Chief Financial Officer. Prior to July 1, 2004, his company, Wentworth Advisors LLC had received consulting fees in the form of stock for services provided to Impact Diagnostic, Inc. As an incentive to join the company, Mr. Wilson was granted 750,000 stock options with an exercise price of $0.18, half of which vested July 6, 2005 and half on July 6, 2006, under the Company’s stock incentive plan. Mr. Wilson does not have an employment agreement with the company. Mr. Wilson is retiring as CFO effective March 31, 2005. The Board has fully vested his 750,000 options effective on his retirement date.

(4)
Dr. Mark Rosenfeld resigned on Oct 11, 2004. He had an employment contract with the company which set his monthly salary for 2004 at $12,000 per month. After his resignation, he continued to work as a consultant to the company through December 31, 2004. He was paid $5,000 per month for his consulting work.

(5)	Mr. Wells was President of the inactive public company prior to the merger.

(6)
Mr. Williams was Secretary of the inactive public company prior to the merger. In February 2002, he was granted 1,691,951 shares of our common Stock for services rendered to us valued at $33,839. At the time the shares were issued, Mr. Williams served as our Secretary and a director.

We did not pay any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2004, 2003 or 2002, except as set forth on the table above.  We do not have any benefit plans, except the Stock Incentive Plan which was approved on September 30, 2004 by a majority of the shareholders.

The following table sets forth information concerning individual grants of stock options made during the last fiscal year to the Company’s named executive officers, under the Company’s Stock Incentive Plan. No stock appreciation rights were issued during the fiscal year.

Options Granted in the Last Fiscal Year
(Individual Grants)

Name	Number of shares of common stock underlying options granted	Percent of Total Options granted to Employees in 2004	Exercise Price ($ per share)	Expiration Date
Stan Yakatan, CEO (1)	2,868,254	63%	$0.18	July 2014
John C. Wilson, CFO (2)	750,000	16%	$0.18	July 2014

(1) 573,650 of the options vested immediately; 1,147,302 options vest July 2005; 1,147,302 options vest July 2006.

(2) 750,000 of the options vest March 31, 2004 at Mr. Wilson’s retirement date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Unexercised Options at yr-end 2004 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at yr-end 2004 Exercisable/Unexercisable ($) (1)
Stan Yakatan, CEO	0	0	573,650/2,294,604	$326,981/ $1,307,924
John C. Wilson, CFO	0	0	0/750,000	$0/ $427,500

(1) the closing price of the Company’s common stock as of December 31, 2004 was $0.75 per share.

Compensation of Non-Employee Directors

                We pay our directors who are not employees of Grant Life Sciences a director’s fee of $4,000 per year.  Each non-employee director also is paid $300 per hour for attending any meeting of the Board of Director and each Board committee meeting, up to a maximum of $1,200 per meeting.  We have granted to each non-employee director options to purchase 100,000 shares of our common stock , when they joined the board. Mr. Crow, Mr. Levine and Mr. Wilkinson received these options when they joined the board, at an exercise price of  $0.18, 50,000 of which will first be exercisable in July 2005. The remaining 50,000 will be exercisable in July 2006. Ms. Medina, who joined the Board in February 2005 received this initial grant of options to purchase 100,000 shares of our common stock at an exercise price of $0.40, the current market price.

                Non-employee directors will receive additional options to purchase 50,000 shares of our common stock at the start of each year that they serve as directors.  These options will have an exercise price equal to the market value at the time they are granted.  One third of the options will become exercisable on each of the first, second and third anniversaries of the date of their grant.  Jack Levine, Kevin Crow and Eric Wilkinson are non-employee directors and received these options at an $0.18 exercise price in July 2004 when they were appointed to the Board effective after the Merger. The next grant of annual options will occur at the date of the annual meeting.

                In addition to the fees and options which they receive for serving as non-employee directors, the chairmen of each of our Audit Committee and Compensation Committees each receives an annual fee of $2,500 and $1,500, respectively, for each year that he or she serves as chair of their respective committees.  The chairman of each of these committees also receives options to purchase an additional 25,000 shares of our common stock for each year that he or she serves as chairman of the committee.   One third of these options becomes exercisable on the first, second, and third anniversary of the date of the grant.  Jack Levine is the chairman of the Audit Committee and Kevin Crow is the chairman of the Compensation Committee. Initial options were granted in July 2004, at an exercise price of $0.18, when these Chairmen were appointed.

Employment contracts and termination of employment and change-in-control arrangements

The Company has an employment agreement with Mr. Ahlin. Under the terms of the agreement he is to receive as compensation a monthly salary of $12,000. The Board of Directors has the discretion to grant an annual bonus to Mr. Ahlin. Mr. Ahlin is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company. The Company currently has no benefit plans. The employment agreement provides that either we or Mr. Ahlin may terminate the agreement at any time.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                The following table lists stock ownership of our common stock as of March 15, 2005.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Dr. Mark Rosenfeld 1075 Skyler Drive Draper, UT 84020	—	6,077,050		10.8%
Blaine Taylor 634 Hidden Circle North Salt Lake City, UT 84054	—	3,600,718	(2)	6.4%
Mitchell T. Godfrey P.O. Box 10206 Bozeman, MT 59719	—	3,730,607		6.6%
Richard Smithline 830 Third Avenue New York, NY 10022	—	3,727,152	(3)	6.6%
Begona LLC 2325-A Renaissance Drive Las Vegas, NV 89119	—	3,256,905		5.8%
Bridges & Pipes LLC 830 Third Avenue New York, NY 10022	—	3,103,625	(4)	5.5%
David Fuchs 830 Third Avenue New York, NY 10022	—	3,248,305	(5)	5.7%
DCOFI Master LDC 803 Third Avenue New York, NY 10022	—	3,258,400		5.8%
Stan Yakatan 155 Lyndon — First Court Hermosa Beach, CA 90254	President, Chief Executive Officer and Chairman of the Board of Directors	573,650	(6)	1.0%
Michael Ahlin 3125 Creek Road Park City, UT 84098	Vice President and Director	6,640,900	(7)	11.8%
John C. Wilson P.O. Box 1883 1650 Youngs Road Southern Pines, NC 28388	Chief Financial Officer	1,000,000	(8)	1.8%
Jack Levine 16855 N.E. 2nd Avenue, Suite 303 N. Miami Beach, FL 33162	Director	588,555	(9)	1.0%
Eric Wilkinson 1845 Charlesmonte Drive Indialantic, FL 32903	Director	0	(10)	*
Kevin Crow 5120 Park Brooke Walk Way Alpharetta, GA 30022	Director	985,080	(11)	1.8%
Carmen Medina 46 The Point Coronado, CA 92118	Director	0	(12)	*
All directors and officers as a group (7)		9,788,185	(13)	17.0%
______________________
* Less than one percent

(1)   Applicable percentage ownership is based on 56,243,791 shares of common stock outstanding as of March 15, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Includes 1,253,000 shares of our common stock held by Six Way, Inc.  Mr. Taylor is the President, a director and principal shareholder of Six Way, Inc.

(3) Includes 3,008,400 shares and warrants to purchase 250,000 shares of our common stock held by DCOFI Master LDC, 420,525 held by Mr. Smithline and 48,227 warrants held by Mr. Smithline. Mr. Smithline is a director of DCOFI.

(4)   Includes 2,999,131 shares of our common stock and warrants to purchase 104,495 shares of our common stock exercisable within 60 days.

(5) Includes the 2,999,131 shares and warrants to purchase 104,495 shares of our common stock held by Bridges and Pipes LLC, warrants to purchase 130,900 shares held by Duncan Capital LLC and warrants to purchase 13,779 shares held by Mr. Fuchs. Mr. Fuchs is a manager of Bridges and Pipes, LLC and president of Duncan Capital LLC.

(6)    Represents options to purchase 573,651 shares of our common stock exercisable within 60 days.  Does not include options to purchase 2,294,604 shares of our common stock held by Mr. Yakatan that are not exercisable within 60 days.

(7)       Includes 1,253,000 shares of our common stock held by Princess Investments.  Mr. Ahlin has voting power over securities held by Princess Investments.

(8)    Includes 250,000 shares of our common stock held by Wentworth Advisors, LLC and  options to purchase 750,000 shares held by Mr. Wilson that are exercisable after March 31, 2005. Mr. Wilson is the managing principal and 100% owner of Wentworth Advisors.

(9)  Includes warrants to purchase 98,092 shares of our common stock beneficially owned by Mr. Levine that are exercisable within 60 days.  Does not include options to purchase 175,000 shares of our common stock that are not exercisable within 60 days.

(10)  Does not include options to purchase 150,000 shares of our common stock that are not exercisable within 60 days.

(11)  Includes shares of 4 trusts, each with 246,270 shares, of which Mr. Crow is the trustee. Does not include options to purchase 175,000 shares of our common stock that are not exercisable within 60 days.

(12) Does not include options to purchase 100,000 shares of our common stock that are not exercisable within 60 days.

(13) Includes options to purchase 1,323,650 shares of our common stock and warrants to purchase a total of 98,092 shares of our common stock exercisable within 60 days.  Does not include options to purchase a total of 2,894,603 shares of our common stock not exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, or any of their immediate family members.

In August 2004, we paid $100,000 and issued warrants to purchase 2,670,000 shares, at an exercise price of $0.01 per share, of our common stock to Duncan Capital Group LLC as compensation for acting as our financial advisor in connection with the Merger.  In August 2004, we paid $77,000 and issued warrants to purchase 411,104 shares of our common stock to Duncan Capital LLC as compensation for acting as our placement agent in connection with the sale of our units in a private financing.  The warrants have an exercise price of $0.1835 per share. Both Duncan Capital LLC and Duncan Capital Group LLC are affiliates of Bridges & Pipes LLC, which is one of our stockholders.  Michael Crow, the brother of Kevin Crow, one of our directors, is Chairman and Chief Executive Officer of Duncan Capital Group LLC, which is our financial advisor, and a manager of Bridges &Pipes LLC. In November 2004, 2,403,000 warrants were exercised by Duncan Capital Group.

In 2003, Impact Diagnostics advanced $3,000, to Michael Ahlin, a director and Vice President of Grant Life Sciences, and $6,500, respectively, to Dr. Mark Rosenfeld, a former director and Vice President.  At year-end 2003, Mr. Ahlin owed the Company $9,000 and Dr. Rosenfeld owed the Company $21,032. At the time of the advances, Mr. Ahlin was Chairman of the Board, President and Chief Executive Officer of Impact Diagnostics, and Dr. Rosenfeld was Secretary and Chief Technical Officer of Impact Diagnostics. The cumulative total advances were repaid in full on June 30, 2004 by Mr. Ahlin and Dr. Rosenfeld.

In 2003, Impact Diagnostics advanced $6,229, respectively, to Seroctin Research & Technology.  Michael Ahlin, a director and Vice President, owns 20%, and Dr. Mark Rosenfeld, a former director and former Vice President, owns 18.4% of Seroctin Research & Technology. Seroctin advanced funds to Impact Diagnostics during 2004, such that the receivable became a small payable. In December 2004, Impact made a payment of $1,220 to Seroctin, so that at year-end 2004 neither company owed the other.

From time to time since 1999, Seroctin Research & Technology has leased office facilities from Impact Diagnostics, pursuant to a verbal agreement.  Seroctin Research & Technology has made payments to Impact Diagnostics of between $1,500 and $2,764 each month (approximately $55,000 in the aggregate since 1999) it has leased such facilities. In September 2004, Impact Diagnostics moved into its own office space.

In 2003, Impact Diagnostics advanced $7,820 to WetCor, Inc. Michael Ahlin, a director and Vice President, is the President of WetCor, Inc  The $7,820 of advances receivable on the balance sheet as of December 31, 2003 was written off by Impact Diagnostics in January 2004. After June 2004, there were no further transactions between the two companies and neither company owed the other.

In 2003, Impact Diagnostics received advances of $20,000 from Blaine Taylor, pursuant to a non-interest bearing demand note, which brought the totaled advanced by Mr. Taylor to $21,500 at year-end 2003. Mr. Taylor beneficially currently owns 6.4% of our outstanding capital stock.  As of July 30, 2004, the amount outstanding under the note was approximately $16,500.  Effective July 30, 2004, this note was converted to 89,918 shares of our common stock.

In 2001, Mitchell Godfrey loaned Impact Diagnostics $50,000, pursuant to a 5% unsecured promissory note.  Mr. Godfrey beneficially owns 6.6% of our outstanding capital stock.  As of December 31, 2003, the amount outstanding under the note was $29,279.  Effective July 30, 2004, this note, excluding accrued interest which was forgiven by Mr. Godfrey, was converted into 159,557 shares of our common stock, such that the balance due to Mr. Godfrey was zero at year-end 2004.

Messrs. Seth Yakatan and Clifford Mintz have been contracted as consultants to us in the business development area since November 1, 2004 and August 1, 2004, respectively. They are paid each $5,000 each month for their services. Mr. Yakatan is the son of Stan Yakatan, our President, CEO and Board Chairman. Mr. Mintz is an affiliate of Katan Associates, of which Stan Yakatan is the Chairman.

With the exception of the advances to officers, on which no interest was due, we believe that these transactions were on terms as favorable as could have been obtained from unaffiliated third parties. Any future transactions we enter into with our directors, executive officers and other affiliated persons will be on terms no less favorable to us than can be obtained from an unaffiliated party and will be approved by a majority of the independent, disinterested members of our board of directors, and who had access, at our expense, to our or independent legal counsel.

Item 13. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 6, 2004, by and among Grant Ventures, Inc., Impact Acquisition Corporation and Impact Diagnostics, Inc. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

3.1
Articles of Incorporation of North Ridge Corporation, filed with the Secretary of State of Nevada on January 31, 2000. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

3.2
Certificate of Amendment to Articles of Incorporation of North Ridge Corporation, changing its name to Grant Ventures, Inc. and changing its authorized capital to 50,000,000 shares, par value $0.001 per share, filed with the Secretary of State of Nevada on May 30, 2001. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

3.3	Form of Amended and Restated Articles of Incorporation of Grant Ventures, Inc. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
3.4
Articles of Merger for the merger of Impact Diagnostics, Inc. (Utah) and Impact Acquisitions Corporation (Utah), filed with the Secretary of State of Utah on July 30, 2004 (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

3.5	Bylaws of Grant Life Sciences, Inc. (incorporated by reference to the Registration Statement on Form SB-2/A dated February 11, 2005).
4.1	Securities Purchase Agreement between Grant Ventures, Inc. and the purchasers party thereto (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
4.2	Registration Rights Agreement between Grant Ventures, Inc. and the purchasers party thereto. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
4.3	Form of Common Stock Purchase Warrant. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
10.1
6% Convertible Promissory Note in the amount of $350,000, dated as of July 23, 2004, between Impact Diagnostics, Inc. and James H. Donell, as receiver of Citadel Capital Management, Inc. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

10.2
Warrant, dated July 23, 2004, of James H. Donell, as receiver of Citadel Capital Management, Inc., to purchase 89,500 shares of common stock of Impact Diagnostics, Inc. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).

10.3	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Duncan Capital LLC. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
10.4	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Michael Ahlin (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
10.5	Letter Agreement, dated July 1, 2004, between Impact Diagnostics, Inc. and Dr. Mark Rosenfeld. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
10.6	2004 Stock Incentive Plan of Grant Ventures, Inc. (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004).
10.7
Incentive Stock Option Agreement, dated as of July 6, 2004, between Impact Diagnostics, Inc. and Stan Yakatan (incorporated by reference to the Registration Statement on Form SB-2 dated September 30, 2004)..

10.8	Incentive Stock Option Agreement, dated as of July 6, 2004, between Impact Diagnostics, Inc. and John C. Wilson
10.9	Employment Agreement between Michael L. Ahlin and Impact Diagnostics, Inc., dated January 1, 2004, as amended by the Amendment of Employment Agreement, dated July 1, 2004.
10.10	Employment Agreement between Mark J. Rosenfeld and Impact Diagnostics, Inc., dated January 1, 2004, as amended by the Amendment of Employment Agreement, dated July 1, 2004
10.11	Exclusive License Agreement between Impact Diagnostics Incorporation and Dr. Yao Xiong Hu, M.D., dated July 20, 2004 (incorporated by reference to Form 10-QSB filed with SEC on November 19, 2004).
10.12
Exclusive License Agreement dated March 7, 2005 by and between Grant Life Sciences, Inc. and AccuDx Corporation (incorporated by reference herein to the Current Report on Form 8-K filed on March 11, 2005).

10.13
Consulting Agreement dated March 7, 2005 by and between Grant Life Sciences, Inc. and Ravi and Dr. Indira Pottahil (incorporated by reference herein to the Current Report on Form 8-K filed on March 11, 2005).

10.14	Promissory Note in the name of AccuDx Corporation dated March 7, 2005 (incorporated by reference herein to the Current Report on Form 8-K filed on March 11, 2005).
10.15
Securities Purchase Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the purchasers signatory thereto (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).

10.16	Security Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the holders of the Notes (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).
10.17
Registration Rights Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the purchasers signatory thereto (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).

10.18	8% Senior Secured Note dated March 15, 2005 in the name of DCOFI Master LDC (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).
10.19	Common Stock Purchase Warrant dated March 15, 2005 (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).
14.1	Code of Ethics.
21.1	Subsidiaries of the Registrant.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the company’s 2004 annual financial statements and review of the 2004 10-KSB was $25,000. The aggregrate fees billed for professional services rendered by Tanner+Co for review of financial statements and services in connection with statutory and regulatory filings or engagements for 2004 was $32,420.

The aggregate fees billed for professional services rendered by Tanner+Co for the 2003 audit of the financial statements of Impact Diagnostics, Inc. was $17,600.

Audit-Related Fees

We incurred $0 fees for the years ended 2004 and 2003 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees”.

Tax Fees
Russell Bedford Stefanou Mirchandani LLP has been engaged to perform tax services for the 2004 tax returns at a cost of $5,000.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2004 and September 30, 2004.

The charter of the Company’s Audit Committee, which was established by the Board of Directors in July 2004, includes a written policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors, Russell Bedford Stefanou Mirchandani LLP. All services provided by Russell Bedford Stefanou Mirchandani LLP, both audit and non-audit must be pre-approved by the Audit Committee. The Audit Committee’s charter specifies that the Committee is directly responsible for the appointment, compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing its audit report or any related work. The charter specifies that the Committee meet at least quarterly with the independent auditor in separate executive sessions. All services provided by our principal accountant since July 2004 have been pre-authorized by the Audit Committee. The Directors and Officers of Impact Diagnostics, Inc. were responsible for engaging auditors for the audit of the 2003 Impact financial statements, as this entity was a private company prior to the merger on July 30, 2004.

SIGNATURES

                       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

Date: March 31, 2005	By:	/s/ Stan Yakatan
Stan Yakatan
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stan Yakatan Stan Yakatan	President, Chief Executive Officer and Chairman of the Board of Directors	March 31, 2005

/s/ John C. Wilson John C. Wilson	Chief Financial Officer	March 31, 2005

/s/ Michael Ahlin Michael Ahlin	Vice President and Director	March 31, 2005

/s/ Jack Levine Jack Levine	Director	March 31, 2005

/s/ Kevin Crow Kevin Crow	Director	March 31, 2005

/s/ Eric Wilkinson Erik Wilkinson	Director	March 31, 2005

/s/ Carmen Medina Carmen Medina	Director	March 31, 2005

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2004 AND 2003

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GRANT LIFE SCIENCES, INC.
(A development stage company)

GRANT LIFE SCIENCES, INC.
(A development stage company)

Index to Financial Statements

Page
Report of Independent Registered Certified Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5

Consolidated Statements of Losses for the years ended December 31, 2004 and 2003 and for the period July 9, 1998 (date of inception) through December 31, 2004	F-6

Consolidated Statement of Deficiency in Stockholders’ Equity for the period July 9, 1998 (date of inception) through December 31, 2004	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period July 9, 1998 (date of inception) through December 31, 2004	F-8

Notes to Consolidated Financial Statements	F-9 to F-20

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Grant Life Sciences, Inc.
Murray, UT

We have audited the accompanying consolidated balance sheet of Grant Life Sciences, Inc., (a development stage company) as of December 31, 2004 and the related consolidated statements of losses, deficiency in stockholders equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Life Sciences, Inc. (a development stage company) at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note L to the accompanying financial statements, the company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

Certified Public Accountants
New York, New York
March 18, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders’ and
Board of Directors of Grant Life Sciences, Inc.
(Formerly Impact Diagnostics, Inc.)

We have audited the accompanying balance sheet of Grant Life Sciences, Inc. (A Development Stage Company) as of December 31, 2003 and the related statements of losses, stockholders’ deficit, and cash flows for the year then ended and for the period from July 6, 1998 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. (A Development Stage Company) as of December 31, 2003 and the results of its operations and its cash flows for the period then ended and for the period from July 9, 1998 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has a working capital deficit and a stockholders’ deficit. The Company has not generated revenue and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER LC

Salt Lake City, Utah
April 15, 2004

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$365,958	$11,299
Miscellaneous receivables	3,000	-
Prepaid expenses	5,213	-
Due from employees (Note D)	334	33,343
Note receivable - related party (Note D)	-	14,049
Deposits	3,263	700
Total current assets	377,768	59,391

Property and equipment, net of accumulated depreciation of $5,857 and $8,186 at December 31, 2004 and 2003, respectively (Note C)	15,240	6,713

Total assets	$393,008	$66,104

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,841	$33,531
Accrued liabilities	37,000	-
Accrued interest payable	7,005	142,086
Accrued payroll liabilities	13,159	51,194
Notes payable - related party (Note D and Note E)	-	37,934
Notes payable, current portion (Note E)	122,500	587,753
Total current liabilities	275,505	852,498

Long-term liabilities:
Note payable - long term (Note E)	350,000	-
Note payable - related party-long term (Note E)	-	12,845
Total long term liabilities	350,000	12,845

Commitments and contingencies (Note K)	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at December 31, 2004 and 2003 (Note F)	-	-
Common stock, par value; $.001, authorized 150,000,000 and 100,000,000 shares at December 31, 2004 and 2003, respectively; 56,243,791 and 34,572,060 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note F)	56,244	34,572
Additional paid in capital	4,190,485	637,178
Deferred compensation	(1,097,886)	-
Deficit accumulated during development stage	(3,381,340)	(1,470,989)
Total (deficiency in) stockholders' equity:	(232,496)	(799,239)
Total liabilities and (deficiency in) stockholders' equity:	$393,008	$66,104

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF LOSSES

	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31, 2004
	2004	2003

Operating Expenses:
General and administrative	$1,542,388	$135,155	$2,338,988
Depreciation (Note C)	4,555	3,665	12,741
Equity compensation expense (Note F)	51,000	-	155,250
Acquisition cost (Note B)	65,812	-	65,812
Research and development	399,540	51,108	810,930
Total Operating Expenses	2,063,295	189,928	3,383,721

Loss from Operations	(2,063,295)	(189,928)	(3,383,721)

Other income (expenses):
Gain on extinguishment of debt (Note E)	411,597	-	510,104
Interest expense	(258,652)	(63,953)	(507,722)

Loss before income taxes	(1,910,350)	(253,881)	(3,381,339)
Income tax benefit	-	-	-
Net loss	$(1,910,350)	$(253,881)	$(3,381,339)

Net loss per common share - basic and diluted (Note I)	$(0.04)	$(0.01)	n/a
Weighted average shares - basic and diluted	42,751,142	33,842,000	n/a

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2004

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689		-	91,811		92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,886)	$4,190,485	$(3,381,340)	$(232,496)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through
	2004	2003	December 31, 2004
Cash flows from operating activities:
Net (loss)	$(1,910,350)	$(253,881)	$(3,381,340)
Adjustments to reconcile net (loss) to cash
(used in) operations:
Depreciation (Note C)	4,555	3,665	12,741
Loss on abandonment of assets (Note C)	3,790	-	3,790
Deferred compensation (Note J)	426,081	-	426,081
Common stock issued in exchange for services rendered (Note F)	40,000	-	144,250
Warrants issued in exchange for services rendered (Note J)	11,000	-	11,000
Beneficial conversion feature discount (Note E)	200,000	-	298,507
Gain on extinguishment of debt (Note E)	(411,597)	-	(510,104)
Write off of accounts payable due to stockholders	(878)	-	(878)
Acquisition cost (Note B)	65,812	-	65,812
Decrease (increase) in:
Related party receivables	14,050	-	-
Employee receivables	33,009	9,894	(334)
Miscellaneous current assets	(10,776)	(700)	(11,476)
(Decrease) increase in:
Accounts payable	59,882	(21,316)	93,313
Accounts payable - assumed liabilities	(17,506)	-	(17,506)
Accounts payable - stockholders	(38,900)	-	(38,900)
Accrued expenses	36,900	-	35,000
Accrued payroll liabilities	(38,035)	51,194	13,159
Accrued interest payable	48,030	59,062	190,117
Net cash (used in) operating activities	(1,484,935)	(152,082)	(2,666,769)

Cash flows from investing activities:
Payments for property and equipment	(16,873)	-	(31,772)
Net cash used in investing activities	(16,873)	-	(31,772)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees (Note F)	1,538,967	120,000	1,756,467
Proceeds from note payable (Note E)	322,500	20,000	1,180,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	(5,000)	(11,304)	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	1,856,467	128,696	3,062,499

Net increase (decrease) in cash and cash equivalents	354,659	(23,386)	363,958
Cash and cash equivalents at beginning of the period	11,299	34,685	-
Cash and cash equivalents at end of the period	$365,958	$11,299	$365,958

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Business and Basis or Presentation

Grant Life Sciences, Inc. (formerly Impact Diagnostics, Inc.) (the “Company”) was organized under the laws of the State of Utah on July 9, 1998. The Company’s purpose is to research, develop, market and sell diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical disease.

On July 30, 2004, the Company became a wholly owned subsidiary of Grant Ventures, Inc., a Nevada Corporation, by merging with Impact Acquisition Corporation, a Utah corporation and wholly owned subsidiary of Grant Ventures, Inc.. Grant Ventures, Inc. was an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes the merger was treated as a recapitalization of the Company. Grant Ventures, Inc. changed its name to Grant Life Sciences, Inc. in November 2004.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Impact Diagnostics. All intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company

Effective July 9, 1998 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months of less to be cash equivalents.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Property and Equipment

Furniture and Equipment is stated at cost less accumulated depreciation. Depreciation is computed using a straight-line basis based on the estimated useful lives of the assets. Equipment is depreciated over 3 to 5 years and furniture over 7 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of, be reported at the lower of the carrying amount or the fair value less costs to sell.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended December 31, 2004 and 2003.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries and various allocated costs.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,910,350 and $253,881 during the years ended December 31, 2004 and 2003, respectively. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net Loss per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end December 31, 2004, there were 2,979,704 warrants, 1,812,988 potential shares resulting from note conversions, 613,650 vested stock options and 4,629,604 unvested options outstanding. These options and warrants and shares from convertible notes were not included in the diluted loss per share calculation because the effect would have been anti dilutive. There were no options and warrants outstanding as of December 31, 2003.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company has elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005.

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. In 2004 a total of 5,243,254 options with were granted which vest over time periods ranging from 0 to 3 years. Fair value at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, expected volatility of 114%, risk-free interest rate of 3.69% and an expected life of 3 years. The exercise price for all 5,243,254 options was $0.18. The weighted average grant date fair value for these options was $0.29.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the end of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not yet have any inventory.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharingtransactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, for the year 2004. No stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, or employee share purchase plans were in existence prior to 2004.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On July 30, 2004, the Company completed a merger transaction with Impact Diagnostics, Inc., a privately held Utah company, pursuant to an agreement dated July 6, 2004. As a result of the merger, there was a change in control of the public entity. Impact Diagnostics is a wholly owned subsidiary of the Company.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and is presented as a recapitalization of Impact Diagnostics, Inc.

On July 30, 2004, the Company entered into a merger transaction with Impact Diagnostics, Inc. ("Impact”). In accordance with SFAS No. 141, Impact was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Impact’s capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and Impact is the surviving entity. The total purchase price and carrying value of net assets acquired was $65,812. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From 1999 until the date of the Agreement, Grant was an inactive corporation with no significant assets and liabilities.

Effective with the Agreement, all 35,060,720 previously outstanding shares owned by the Impact’s members were exchanged on a share for share basis with shares of the Company’s common stock.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE B - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (Continued)

On September 20, 2004, the Company’s Board of Directors approved a change in the Company’s name to Grant Life Sciences, Inc. The accompanying financial statements have been changed to reflect the change as if it had happened at the beginning of the periods presented. Stockholders approved this change effective November 12, 2004.

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	( -)
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs.

NOTE C - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2004 and 2003 consist of the followings:

	2004	2003
Furniture and fixtures	$17,758	$11,560
Equipment	3,339	3,339
	21,097	14,899
Less: Accumulated Depreciation	(5,857)	(8,186)

Net Property and Equipment	$15,240	$6,713

Depreciation expense was $4,555 and $3,665 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, furniture and fixtures costing $ 10,674 and accumulated depreciation of $ 6,884 were abandoned, resulting in loss of $3,790.

NOTE D - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and December 31, 2003, the Company shared office space with a related entity. Reimbursement of overhead from the related party totaled $33,168 in 2003 and $12,000 in 2004. The Company moved into separate space in September 2004. Prior to July 31, 2004, the Company and the related entities would, on occasion, pay invoices on behalf of the other and track the net receivable/payable in the related party receivable account.

The company has receivables from entities with common shareholders of $0 and $14,049 as of December 31, 2004 and 2003, respectively.

As of December 31, 2004 and 2003, the Company had receivables from employees of $334 and $33,343, respectively.

As of December 31, 2003, the Company had a note payable to a shareholder for $29,279. The note earned interest at 5% and was converted to equity in August 2004. Interest payable of $1,439 was forgiven.

As of December 31, 2003, the Company had a non-interest bearing note payable to a shareholder for $21,500. The note was converted to equity in August 2004.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE E - NOTES PAYABLE

Notes payable at December 31, 2004 and 2003 are as follows:

	2004	2003
6% convertible note payable, unsecured, due on 1/2/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of $0.092178	$10,000	$-
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	5,000	-
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	8,000	-
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	5,000	-
6% convertible note payable, unsecured, due on 1/9/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	14,000	-
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	5,000	-
6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	5,000	-
6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,500	-
6% convertible note payable, unsecured, due on 2/4/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
6% convertible note payable, unsecured, due on 2/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
6% convertible note payable, unsecured, due on 2/25/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	10,000	-
Subtotal	$122,500	$-

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE E - NOTES PAYABLE (continued)

subtotal brought forward	$122,500	$-

10% note payable , unsecured, due on 11/30/2002, in default as of 12/31/2002 due to non-payment, The note payable was in default as of December 31, 2002. The venture capital firm that issued the loan has since been placed in receivership. As of December 31, 2003 the note balance was $587,753 with accrued interest payable of $141,501. In August 2004, this note for $587,753 and accrued interest of $175,787 was restructured into a 3-year convertible note of $350,000 plus 89,500 5-year warrants to purchase additional shares at $0.01 per share. The note is convertible into shares of common stock at a conversion price of $0.83798 per share. Interest is payable quarterly at 6% per year. The warrants have an option value of $0.0378 per share. The conversion resulted in a $411,597 gain on extinguishment of debt.
	350,000	587,753

Non-interest bearing note payable to related party, unsecured, no specific repayment terms. Converted to common shares in August 2004.	-	21,500
5% note payable to related party, unsecured, due 9/30/04. Converted to common shares in August 2004.	-	29,279
Total notes payable	472,500	638,532
Less: current portion	(122,500)	(625,687)
Balance notes payable (long term portion)	$350,000	$12,845

On July 30, 2004, in connection with the reverse merger, a bridge note for $200,000 which originated on April 14, 2004, plus accrued interest was converted into 2,720,000 shares, per the terms of the note. Since the conversion rate was less than the market price on the loan commitment date, a beneficial conversion feature existed. Calculation of the beneficial conversion feature resulted in an amount in excess of the debt, and as a result, the Company recognized interest expense in the amount of $200,000, as the beneficial conversion feature can not exceed the value of the debt.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the bridge note. The Company recognized and measured an aggregate of $200,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the bridge noteholders. The beneficial conversion feature discount has been recognized as finance expenses (interest expenses) in full.

NOTE F - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2004, the Company has issued and outstanding 56,243,791 shares of common stock. Also, the Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

In July 2004, per the Agreement and Plan of Merger with Impact Diagnostics, Inc. all previously outstanding 35,060,720 shares of common stock owned by the Impact’s stockholders were exchanged for the same number of shares of the Company’s common stock. The value of the stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

In connection with the Merger, on July 5, 2004, the board of directors of Impact Diagnostics, Inc. approved a stock split of 3.58 shares to 1. As a result of the split, the outstanding common stock of Impact Diagnostics, Inc. increased from 9,793,497 to 35,060,720 shares. Pursuant to the Merger Agreement, each share of Impact Diagnostics common stock was exchanged for one share of Grant Life Sciences common stock. All numbers, in the financial statements and notes to the financial statements have been adjusted to reflect the stock split for all periods presented.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE E - COMMON STOCK (continued)

On September 20, 2004, the Company’s Board of Directors approved a change in the Company’s name to Grant Life Sciences, Inc. The accompanying financial statements have been changed to reflect the change as if it had happened at the beginning of the periods presented. Stockholders approved this change effective November 12, 2004.

In March and April of 2004, the Company issued 238,660 shares of common stock for cash at $0.0838 per share for $20,000.

In June 2004, the Company issued 500,000 shares of common stock in exchange for services valued at $40,000 to consultants. The stock issued was valued at  $.08 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

On August 19, 2004, the Company completed a private placement of 9,560,596 shares to accredited investors at a price of $0.1835 per share. As an additional enticement to purchase the shares, one 5-year warrant to purchase stock at $0.1835 was issued for each 5 shares of stock purchased. The private placement resulted in net proceeds to the company of approximately $1,494,937. The Company also issued warrants to purchase 2,670,000 shares at an exercise price of $0.01 per warrant and warrants to purchase 411,104 shares at an exercise price of $0.185 per warrant to its placement agent in connection with the Merger and private placement.

A bridge loan of $50,000, made to the Company on July 6, 2004, was converted to equity on July 31, 2004 as part of the private placement. In addition to the warrants received as part of the offering, 50,000 warrants with an exercise price of $0.1835 were issued to the lender.

In July, 2004, the Company issued 2,720,000 shares of common stock for a convertible note payable and accrued interest of $205,885.

In August 2004, the Company issued 249,475 shares of common stock at $0.1835 per share in satisfaction of two related party notes payable of $45,779. Accrued interest was forgiven by the lenders.

In November 2004, the Company issued 2,403,000 shares of common stock for exercise of warrants at $0.01 strike price, for total cash proceeds of $24,030. These warrants were originally issued in connection with the Merger and private placement of common stock.

NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,300,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,122,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2004 and 2003, are as follows:

Non current:	2004	2003
Net operating loss carry forward	$1,122,000	$548,000
Valuation allowance	(1,122,000)	(548,000)
Net deferred tax asset	$-	$-

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2004 and 2003 and July 9, 1998 (date of inception) through December 31, 2004 is as follows:

	2004	2003	July 9, 1998 (date of inception) through December 31, 2004

Cash paid for interest	$10,622	$344	$12,597
Cash paid for income taxes	$-	$-	$0

Non Cash Investing and Financing Transactions:
Loss on abandonment of assets	3,790	-	3,790
Deferred compensation	426,081	-	426,081
Common stock issued in exchange for services rendered(1)	40,000	-	144,250
Warrants issued in exchange for services rendered(1)	11,000	-	11,000
Beneficial conversion feature discount	200,000	-	298,507
Gain on extinguishment of debt	(411,597)	-	(510,104)
Write off of accounts payable due to stockholders	(878)	-	(878)

Merger with Impact: (Note B)
Common stock retained	6,000	-	6,000
Liabilities assumed in excess of assets acquired	59,812	-	59,812
Acquisition cost recognized	65,812	-	65,812

(1) During the year ended December 31, 2004, the Company issued 500,000 shares of stock and one 5-year warrant to purchase 250,000 shares of stock for services provided by consultants prior to the merger.

NOTE I - LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:

	2004	2003
Loss Available to Common Shareholders	$(1,910,350)	$(253,881)
Basic and Fully Diluted Loss Per Share	$(0.04)	$(0.01)
Weighted Average Common Shares Outstanding	42,751,142	33,842,000

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE J - STOCK OPTIONS AND WARRANTS

The Company's has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In the third and fourth quarter of 2004, 5,243,254 options were granted under the plan. All of the options granted in 2004 have an exercise price of $0.18, but differing vesting terms. None of these options have yet been exercised. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the changes in options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive plan and as of December 31, 2004 :

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	5,243,254	9.4	$ 0.18	613,650	$ 0.18
	5,243,254			613,650

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,243,254	0.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	5,243,254	$0.18

The weighted-average fair value of stock options vested during the year ended December 31, 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.69%
Expected stock price volatility	114%
Expected dividend payout	0%
Expected option life-years (a)	3yrs

(a)The expected option life is based on management’s estimate.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company has elected early adoption of this Statement, effective for 2004, in advance of the Company's

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE J - STOCK OPTIONS AND WARRANTS (continued)

required adoption date of December 15, 2005. During the year ended December 31, 2004, the Company recognized $426,081 as expense relating to vested stock options.

Warrants

The following table summarizes the changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of December 31, 2004:

Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$ 0.01	267,000	4.5	$0.01
$ 0.1835	411,104	4.5	$0.1835
$ 0.1835	1,912,100	4.5	$0.1835
$ 0.01	89,500	4.5	$0.01
$ 0.18	250,000	5	$0.18
$ 0.1835	50,000	4.5	$0.1835
	2,979,704		$0.16

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	$0.16

All warrants were exercisable at the date of grant. All of the warrants, except 250,00 warrants, were issued in connection with financing. The Company granted a warrant to purchase 250,000 shares at $0.18 per share to a non-employee for consulting services in June 2004 The warrant was valued at the fair market value of services performed. The Company recognized $11,000 as an expense relating to this warrant for the year ended December 31, 2004. The Black-Scholes option pricing model was used to value the 89,500 warrants with an exercise price of $0.01 which were issued in connection with a restructure of a note payable immediately prior to the merger. The $3,382 value of these warrants was recorded as additional paid-in capital. The following assumptions were used.

2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.93%
Expected stock price volatility	0%
Expected dividend payout	0%
Expected option life-years (a)	5yrs
(a)The expected option life is based on management’s estimate.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE K - COMMITMENTS

On July 20, 2004, the Company entered into an exclusive license agreement to use certain technologies in its cervical cancer tests. The term of the license agreement is 17 years, and requires the Company to make annual royalty payments ranging from 1% to 3% of net sales, with annual minimum royalty payments of $48,000 to be paid monthly in $4,000 installments. The license agreement can be terminated with 90 days notice.

Minimum payments due under this license agreement are as follows:

Year	Amount
2005	$48,000
2006	48,000
2007	48,000
2008	48,000
2009 and after	600,000
$792,000

The Company leases office space in North Carolina under a 1-year lease which expires September 30, 2005. The Company leases office space in Utah under a 1-year lease which expires August 31, 2005. Lab space is leased in Utah under a 1-year lease which expires March 31, 2005.

NOTE L - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2004 and 2003, the Company incurred losses from operations of $1,910,350 and $253,881, respectively, and has a deficit accumulated during the development stage of $3,381,340 as of December 31, 2004. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued development and sale of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursing additional debt and equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE M- SUBSEQUENT EVENTS

In March 2005, convertible notes totaling $122,500 plus accrued interest of $7,350 converted into 1,395,322 shares of stock, per the terms of the notes. $1,230 of interest was forgiven.

On March 7, 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company will make an initial payment of $15,000, execute a note for $35,000 payable over two years, and pay royalties on net sales of licensed products. The license can be terminated with 90 days notice by the Company.

On March 15, 2005, the Company obtained bridge financing of $200,000. The Company signed a $200,000 note, secured by the Company's assets, with an interest rate of 8% due June 15, 2005 or when the Company receives proceeds of $2,000,000 from the sale of stock or debt securities, whichever is sooner. Interest is payable in cash at the end of each month. The Company issued 250,000 5-year

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE M - SUBSEQUENT EVENTS (continued)

warrants, with an exercise price of $0.40, to the lender. The exercise price of the warrants is adjustable downward if equity is issued in the future for a price less than the exercise price of these warrants.