Form 10QSB
period 2005-03-31
Grant Life Sciences, Inc.
filed 2005-05-16
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ___________

Commission File Number: 000-50133

GRANT LIFE SCIENCES, INC.
(Exact Name of Small Business Issuer as Specified in Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

64 East Winchester, Suite 205, Murray, UT 84107
(Address of Principal Executive Offices)

(801) 261-8736
(Issuer’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of May 12, 2005, there were 58,139,113 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statement of Losses - three months ended March 31, 2005 and March 31, 2004 and July 9, 1998 (date of inception) through March 31, 2005	4

	Condensed Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through March 31, 2005	5

	Condensed Consolidated Statement of Cash Flows - three months ended March 31, 2005 and March 31, 2004 and July 9, 1998 (date of inception) through March 31, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1	Legal Proceedings	19

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3	Defaults upon Senior Securities	19

Item 4	Submission of Matters to a Vote of Security Holders	19

Item 5	Other Information	19

Item 6	Exhibits	20

Signatures		21

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$193,233	$365,958
Miscellaneous receivables	1,500	3,000
Prepaid expenses	40,213	5,213
Due from employees	-	334
Deposits	3,263	3,263
Total current assets	238,209	377,768

Property and equipment, net of accumulated depreciation of $7,380 and $5,857 at March 31, 2005 and December 31, 2004, respectively	19,460	15,240

Total assets	$257,669	$393,008

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$228,593	$95,841
Accrued liabilities	87,556	37,000
Accrued interest payable	-	7,005
Accrued payroll liabilities	42,249	13,159
Notes payable, current portion (Note C)	135,741	122,500
Total current liabilities	494,138	275,505

Long-term liabilities:
Note payable - long term (Note C)	368,021	350,000

Commitments and contingencies (Note F)	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at March 31, 2005 and December 31, 2004	-	-
Common stock, par value; $.001, authorized 150,000,000 shares; 57,639,113 and 56,243,791 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively (Note D)	57,639	56,244
Additional paid in capital	4,441,921	4,190,485
Deferred compensation	(832,137)	(1,097,886)
Deficit accumulated during development stage	(4,271,913)	(3,381,340)
Total (deficiency in) stockholders' equity:	(604,490)	(232,496)
Total liabilities and (deficiency in) stockholders' equity:	$257,669	$393,008

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	For the three months ended March 31,		For the period July 9, 1998 (date of inception) through
	2005	2004	March 31, 2005

Operating Expenses:
General and administrative	$673,202	$90,161	$3,136,440
Depreciation	1,523	927	14,264
Acquisition cost	-	-	65,812
Research and development	193,246	62,887	1,035,176
Total Operating Expenses	867,971	153,975	4,251,692

Loss from Operations	(867,971)	(153,975)	(4,251,692)

Other income (expenses):
Gain on extinguishment of debt	-	-	510,104
Interest expense	(22,602)	(17,159)	(530,324)

Loss before income taxes	(890,573)	(171,134)	(4,271,912)
Income tax benefit	-	-	-
Net loss	$(890,573)	$(171,134)	$(4,271,912)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	n/a
Weighted average shares - basic and diluted	56,259,295	34,596,589	n/a

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2005
(unaudited)

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689		-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share, in Sep’03 & Dec’03	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share on 3/11/04, 3/25/04 & 4/8/04	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share on 5/7/04 & 6/30/04	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share on 8/3/04 & 8/19/04	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc. on 7/31/04	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779) on 7/31/04	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share on 8/1/04	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share on 8/18/04 & 8/20/04	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants on 11/17/04	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services on 5/7/04	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants on 7/31/04 and 11/1/04	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,886)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Vesting of deferred compensation	-	-	-	292,474	-	-	292,474
Value of 250,000 warrants issued as part of bridge loan on 3/15/05	-	-	-	-	97,486	-	97,486
Net loss	-	-	-	-	-	(890,573)	(890,573)
Balance, March 31, 2005	57,639,113	$57,639	$-	$(832,137)	$4,441,921	$(4,271,913)	$(604,490)

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,		For the period July 9, 1998 (date of inception) through
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net (loss)	$(890,573)	$(171,134)	$(4,271,913)
Adjustments to reconcile net (loss) to cash (used in) operations:
Depreciation	1,523	927	14,264
Loss on abandonment of assets	-	-	3,790
Deferred compensation (Note E)	292,474	-	718,555
Common stock issued in exchange for services rendered	-	-	144,250
Warrants issued in exchange for services rendered		-	11,000
Amortization of debt discounted due to warrant issue (Note C)	16,247	-	16,247
Beneficial conversion feature discount	-	--	298,507
Gain on extinguishment of debt	-	-	(510,104)
Write off of payable due to stockholders	(1,230)	-	(2,108)
Acquisition cost (Note B)	-	-	65,812
Decrease (increase) in:
Related party receivables	-	6,032	-
Employee receivables	334	(6,487)	-
Prepaid expenses	(35,000)	-	(40,213)
Miscellaneous current assets	1,500	-	(4,763)
(Decrease) increase in:
Accounts payable	132,753	18,758	226,066
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Notes payable (Note C)	35,000	-	35,000
Accrued expenses	50,556	416	87,556
Accrued payroll liabilities	29,090	6,409	42,249
Accrued interest payable	345	16,552	190,461
Net cash (used in) operating activities	(366,982)	(128,528)	(3,031,752)

Cash flows from investing activities:
Payments for property and equipment	(5,743)	-	(37,515)
Net cash used in investing activities	(5,743)	-	(37,515)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	-	15,000	1,756,467
Proceeds from note payable (Note C)	200,000	122,500	1,380,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	(5,000)	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	200,000	132,500	3,262,499

Net increase (decrease) in cash and cash equivalents	(172,725)	3,972	193,233
Cash and cash equivalents at beginning of the period	365,958	11,299	-
Cash and cash equivalents at end of the period	$193,233	$15,271	$193,233
Cash paid for interest	$5,968	$607	$18,565
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information

The interim financial information as of March 31, 2005 and for the three months ended March 31, 2005 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2005 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

Business and Basis or Presentation

Grant Life Sciences, Inc. (formerly Impact Diagnostics, Inc.) (the “Company”) was organized under the laws of the State of Utah on July 9, 1998. The Company’s purpose is to research, develop, market and sell diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical disease.

On July 30, 2004, the Company became a wholly owned subsidiary of Grant Ventures, Inc., a Nevada Corporation, by merging with Impact Acquisition Corporation, a Utah corporation, and wholly owned subsidiary of Grant Ventures, Inc. Grant Ventures, Inc. was an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes the merger was treated as a recapitalization of the Company. Grant Ventures, Inc. changed its name to Grant Life Sciences, Inc. in November 2004.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Impact Diagnostics. All intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company

Effective July 9, 1998 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a source of revenue. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt and equity financing.

Net Loss per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive:

	As of March 31,
	2005	2004
Options to purchase common stock - vested	1,363,650	-
Options to purchase common stock - unvested	3,979,604	-
Warrants	3,229,704	-
Shares from potential note conversion	417,666	1,345,126-
total	8,990,624	1,345,126-

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005.

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. Fair value at the date of grant was estimated using the Black-Scholes pricing model. The fair value for each option is expensed over the term of the vesting period. In 2004, a total of 5,243,254 options were granted which vest over time periods ranging from 0 to 3 years. During the quarter ended March 31, 2005, an additional 100,000 options were granted bringing the total options outstanding under the Stock Incentive Plan to 5,343,254.

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	(-)
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
6% convertible note payable, unsecured, due on 1/2/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of $0.092178	$-	$10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	8,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/9/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	14,000
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,500
6% convertible note payable, unsecured, due on 2/4/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 2/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 2/25/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

10% note payable , unsecured, due on 11/30/2002, in default as of 12/31/2002 due to non-payment, The note payable was in default as of December 31, 2002. The venture capital firm that issued the loan has since been placed in receivership. As of December 31, 2003 the note balance was $587,753 with accrued interest payable of $141,501. In August 2004, this note for $587,753 and accrued interest of $175,787 was restructured into a 3-year convertible note of $350,000 plus 89,500 5-year warrants to purchase additional shares at $0.01 per share. The note is convertible into shares of common stock at a conversion price of $0.83798 per share. Interest is payable quarterly at 6% per year. The 89,500 warrants have an option value of $0.0378 per share. The conversion resulted in a $411,597 gain on extinguishment of debt in 2004.
	350,000	350,000

8% Senior, secured note payable, due on 6/15/2005. Secured by the assets of the company. Interest is payable monthly. In connection with the bridge loan of $200,000, the Company issued warrants granting the holders the right to acquire 250,000 shares of the Company’s common stock at $0.40 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $97,486 to additional paid in capital and a discount against the bridge loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 3.9%, a dividend yield of 0%, and volatility of 108%. The debt discount attributed to the value of the warrants issued is amortized over the bridge loans maturity period (three months) as interest expense.
	200,000	-
Debt Discount - value attributable to warrants attached to note, net of accumulated amortization of $16,248 and $0 at March 31, 2005 and December 31, 2004, respectively.	(81,238)	-
Net 8% senior secured note payable	118,762	-
6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	35,000	-
Total notes payable	503,762	472,500
Less: current portion	(135,741)	(122,500)
Balance notes payable (long term portion)	$368,021	$350,000

In March 2005, convertible notes totaling $122,500 plus accrued interest of $7,350 converted into 1,395,322 shares of stock, per the terms of the notes. $1,230 of interest was forgiven.

On March 15, 2005, the Company obtained bridge financing of $200,000 from a shareholder who owns 5.2% of the Company’s outstanding shares. The Company signed a $200,000 note, secured by the Company's assets, with an interest rate of 8% due June 15, 2005 or when the Company receives proceeds of $2,000,000 from the sale of stock or debt securities, whichever is sooner. Interest is payable in cash at the end of each month. The Company issued 250,000 5-year warrants, with an exercise price of $0.40, to the lender. The exercise price of the warrants is adjustable downward if equity is issued in the future for a price less than the exercise price of these warrants.

NOTE D - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of March 31, 2005 and December 31, 2004, the Company has 57,639,113 and 56,243,791 shares of common stock issued and outstanding, respectively. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

In July 2004, per the Agreement and Plan of Merger with Impact Diagnostics, Inc. all previously outstanding 35,060,720 shares of common stock owned by Impact’s stockholders were exchanged for the same number of shares of the Company’s common stock. The value of the stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

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

In March 2005, convertible notes, maturing in January and February 2005, were converted into 1,395,322 shares of stock. The conversion price per share was $0.092178, as stated in the notes, which originated in January and February of 2004.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. Stockholders approved the plan effective November 12, 2004. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. As of December 31, 2004, 5,243,254 options had been granted under the plan. An additional 100,000 of options were granted in the first quarter of 2005. At March 31, 2005 there were 5,343,254 options outstanding under the plan. None of these options have yet been exercised.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive Plan and as of March 31, 2005 :

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	5,243,254	9.1	$0.18	1,363,650	$0.18
0.40	100,000	10	0.40	0	0.40
	5,343,254			1,363,650

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,243,254	0.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	5,243,254	$0.18
Granted	100,000	0.40
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2005	5,343,254	$0.184

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	2004	Three months ended March 31, 2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.7%	3.6%
Expected stock price volatility	114%	108%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3yrs	3yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company has elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005. During the year ended December 31, 2004, the Company recognized $426,081 as expense relating to vested stock options. In the first quarter of 2005, the Company recognized $292,473 as expenses; $138,604 of this expense is included in the Consolidated Statement of Losses as R&D expense and the remainder is included in General and Administrative expense.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of March 31, 2005:

	Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$ 0.01	267,000	4.3	$0.01
$ 0.01	89,500	4.3	$0.01
$ 0.1835	411,104	4.3	$0.1835
$ 0.1835	1,912,100	4.3	$0.1835
$ 0.1835	50,000	4.3	$0.1835
$ 0.18	250,000	4.7	$0.18
$ 0.40	250,000	5	$0.40
	3,229,704		$0.18

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	$0.16
Granted	250,000	0.40
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2005	3,229,704	$0.18

All warrants outstanding were exercisable at the date of grant. All of the warrants, except 250,000 warrants issued in 2004 for R&D services, were issued in connection with financing.

NOTE F - COMMITMENTS

On March 7, 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company will make an initial payment of $15,000, execute a note for $35,000 payable over two years, and pay 3% royalties on net sales of licensed products. The license can be terminated with 90 days notice by the Company. On March 7, 2005, the Company also entered into a 27-month consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License, pursuant to which these Consultants will receive 310,000 shares of common stock of the Company, to be issued as follows: one-third on September 7, 2005, one-third on March 7, 2006 and one-third on September 7, 2006.

On March 1, 2005, the Company signed a 1-yr financial advisory agreement which obligates the company to make payments of $5,000/month for each month effective January 2005 through December 2005 and issuance of 500,000 shares of common stock to the advisory group. As of March 31, 2005 the shares had not yet been issued. Amounts due under this contract have been accrued on the March 31, 2005 balance sheet.

The lease for lab space in Utah expired on March 31, 2005. We continue to lease the space on a month to month basis for the same $600/month rent.

NOTE G - SIGNIFICANT NON-CASH TRANSACTIONS

In the quarter ending March 31,2005 convertible notes totaling $122,500 plus accrued interest of $7,350 converted into 1,395,322 shares of stock, per the terms of the notes. $1,230 of interest was forgiven.

The Company issued 250,000 warrants during the quarter ending March 31, 2005 in connection with a $200,000 bridge loan. The Company valued the warrants at 97,486 and recognized this amount as additional paid-in capital and as a discount against the bridge loan. The discount amortized as interest expense in the quarter was $16,247.

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

Overview

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

In conjunction with the primary diagnostic cervical cancer blood test that we are developing, we have also recently acquired the exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever and a proprietary diagnostic reagent a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. We acquired these rights from AccuDx Corporation in March 2005 for a period of ten years. Pursuant to the license agreement AccuDx will assist us in arranging to use an FDA/GMP-compliant contract manufacturing facility in Tijuana, Mexico to manufacture our diagnostic test devices.

On July 30, 2004, we acquired Impact Diagnostics through the merger of our wholly owned subsidiary, Impact Acquisition Corporation, into Impact Diagnostics. At the time of the merger, we were an inactive publicly traded shell corporation with no significant assets or operations. In accordance with SFAS No. 141, Impact Diagnostics was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the merger is a recapitalization of Impact Diagnostic’s capital structure. As a result of the Merger, each issued and outstanding share of common stock of Impact Diagnostics was converted into one share of our common stock, and Impact Diagnostics became a wholly owned subsidiary of our company. We now own, indirectly though Impact Diagnostics, all of the assets of Impact Diagnostics.

For accounting purposes, Impact Diagnostics has accounted for the transaction as a reverse acquisition and shall be the surviving entity. Impact Diagnostics did not recognize goodwill or any intangible assets in connection with the transaction and there have been no adjustments to the historical carrying values of the assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Impact Diagnostics prior to the merger with us.

We are considered a development stage company. In 2003 and 2004, we had no revenues and incurred net losses of $253,881 and $1,910,350, respectively.  For the three months ended March 31, 2005 and 2004, we had no revenues and incurred net losses of $890,573 and $171,134, respectively. Since inception in July 1998, we have incurred cumulative losses of $4,271,913.

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

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. While there area a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex and subjective estimates and judgements:

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, beginning in the year 2004. The company incurred expense of $292,474 in the quarter ending March 31, 2005 for the stock options granted under its 2004 Stock Incentive Plan. $138,604 of this expense was for options granted to R&D personnel and is included as R&D expense on the Statement of Losses. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Plan of Operations

We expect to acquire laboratory assets to augment our clinical research and development efforts. As part of this effort, we plan to develop a laboratory facility through relocating its offices to California where our Chief Executive Officer and Chief Financial Officer reside. We currently anticipate leasing an office in the Los Angeles area and will seek to secure the necessary mixed-use permits to operate a laboratory facility as part of such office. In conjunction with this relocation, we are subleasing our office space in Raleigh, North Carolina until the lease runs out in September 2005. In addition to the termination of our North Carolina office, we also plan to relocate our clinical laboratory presently located in Sandy, Utah to the Los Angeles area.

In addition to 3 Officers, the Company currently has four employees and relies on a number of part-time scientific and business development consultants. During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

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

We plan to invest any excess cash we have in investment grade interest bearing securities. We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.  We do not intend to undertake investments in real estate as a part of our normal operations.

Liquidity and Capital Resources

We do not have sufficient capital to satisfy our cash requirements through the next twelve months. As of March 31, 2005, we had total current assets of $238,209 and total current liabilities of $494,138. Our cash flow deficit from operations was $366,982 during the three months ended March 31, 2005. Additionally we used $5,743 to acquire lab equipment during the period. A bridge loan for $200,000 made to the Company in March 2005 by DCOFI, currently a 5.6% owner of the Company, supplied some of the funding for the period. Richard Smithline is a director of DCOFI. He beneficially owns 6.4% of the Company, including the shares owned by DCOFI. Net proceeds from the loan were $165,000 and 250,000 warrants were issued in connection with the financing, as described in Part II, item 2.

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

Auditor’s Opinion Expressed Doubt About The Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our December 31, 2004 financial statements included in the Company's Annual Report states that the Company's historical losses and the lack of revenues raise substantial doubts about the Company's ability to continue as a going concern, due to the Company's status as a development stage company and its lack of significant operations. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2005 or as of the date of this report.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the first quarter of fiscal 2005, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, we completed the sale of $200,000 aggregate principal amount of an 8% Senior Secured Note due June 15, 2005 and a warrant to purchase up to an aggregate of 250,000 shares of our common stock to DCOFI Master LDC. The note and warrant were issued in a private placement pursuant to Section 4(2) of the Exchange Act of 1933 and Rule 506. The note bears interest at a rate of 8% per annum, is due and payable on June 15, 2005 and is secured by our assets. Upon the occurrence of an event of default, the full principal amount of the note will become due and payable and we will be required to issue to DCOFI warrants to purchase an aggregate of 250,000 shares of common stock. The note may be prepaid by us at a price equal to 100% of the outstanding principal balance, if within 60 days of the issue date and at a price equal to 106% of the outstanding principal balance if prepaid after 60 days after the issue date. The warrant is exercisable until five years from the date of issuance at a purchase price of $0.40 per share, subject to adjustment. DCOFI may exercise the warrant on a cashless basis if, one year after the issue date, the shares of common stock underlying the warrant are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrant on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrant will be adjusted in the event we issue common stock at a price below the exercise price of the warrant. Upon an issuance of shares of common stock at a price below the exercise price, the exercise price of the warrant will be reduced to the price such shares of common stock were issued. The exercise price of the warrant will also be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of DCOFI’s ownership. We received net proceeds of $165,000, which was used for general administrative expenses and R&D expenses.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.12	Exclusive License Agreement dated March 7, 2005 by and between Grant Life Sciences, Inc. and AccuDx Corporation (incorporated by reference to Form 8-K filed with SEC on March 11, 2005).
10.13	Consulting Agreement dated March 7, 2005 by and between Grant Life Sciences, Inc. and Ravi and Dr. Indira Pottahil (incorporated by reference to Form 8-K filed with SEC on March 11, 2005).
10.14	Promissory Note in the name of AccuDx Corporation dated March 7, 2005 (incorporated by reference to Form 8-K filed with SEC on March 11, 2005).
10.15	Securities Purchase Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the purchasers signatory thereto (incorporated by reference to Form 8-K filed with SEC on March 21, 2005).
10.16	Security Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the holders of the Notes (incorporated by reference to Form 8-K filed with SEC on March 21, 2005).
10.17	Registration Rights Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the purchasers signatory thereto (incorporated by reference to Form 8-K filed with SEC on March 21, 2005).
10.18	8% Senior Secured Note dated March 15, 2005 in the name of DCOFI Master LDC (incorporated by reference to Form 8-K filed with SEC on March 21, 2005).
10.19	Securities Purchase Agreement dated as of March 15, 2005 among Grant Life Sciences, Inc. and the purchasers signatory thereto (incorporated by reference to Form 8-K filed with SEC on March 21, 2005).
10.20	Employment Agreement dated April 6, 2005 between Don Rutherford and Grant Life Sciences, Inc. (incorporated by reference herein to Form 8-K filed with The SEC on April 12, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

Date: May 16, 2005	/s/ Stan Yakatan
Stan Yakatan
Chairman of the Board, President and Chief Executive Officer

Date: May 16, 2005	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer