Form 10QSB
period 2005-06-30
Grant Life Sciences, Inc.
filed 2005-08-15
CIK 1210336

>
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 15, 2005, there were 58,389,113 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statement of Losses - three months ended June 30, 2005 and June 30, 2004, six months ended June 30, 2005 and June 30, 2004, and July 9, 1998 (date of inception) through June 30, 2005	4

	Condensed Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through June 30, 2005	5

	Condensed Consolidated Statement of Cash Flows - six months ended June 30, 2005 and June 30, 2004 and July 9, 1998 (date of inception) through June 30, 2005	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Controls and Procedures	21

PART II OTHER INFORMATION

Item 1	Legal Proceedings	22

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

Signatures		24

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$267,793	$365,958
Miscellaneous receivables	-	3,000
Prepaid expenses	172,086	5,213
Due from employees	-	334
Deposits	3,263	3,263
Total current assets	443,142	377,768

Property and equipment, net of accumulated depreciation of $9,093 and $5,857 at June 30, 2005 and December 31, 2004, respectively
	17,747	15,240
Deferred financing fees, net of accumulated amortization of $1,042 and $0, at June 30, 2005 and December 31, 2004, respectively	73,958	-

Total assets	$534,847	$393,008

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$282,942	$95,841
Accrued liabilities	113,222	37,000
Accrued interest payable	95,833	7,005
Accrued payroll liabilities	68,222	13,159
Notes payable, current portion (Note C)	21,384	122,500
Total current liabilities	581,603	275,505

Long-term liabilities:
Note payable - long term (Note C)	373,338	350,000

Commitments and contingencies (Note F)	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at June 30, 2005 and December 31, 2004	-	-
Common stock, par value; $.001, authorized 150,000,000 shares; 58,189,113 and 56,243,791 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (Note D)	58,189	56,244
Additional paid in capital	5,677,568	4,190,485
Deferred compensation	(730,475)	(1,097,886)
Deficit accumulated during development stage	(5,425,377)	(3,381,340)
Total (deficiency in) stockholders' equity:	(420,094)	(232,496)
Total liabilities and (deficiency in) stockholders' equity:	$534,847	$393,008

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		For the period July 9, 1998 (date of inception) through
	2005	2004	2005	2004	June 30, 2005

Operating Expenses:
General and administrative	$761,723	$180,205	$1,434,924	$270,241	$3,898,163
Depreciation	1,713	927	3,236	1,854	15,977
Acquisition cost	-	-	-	-	65,812
Research and development	196,883	90,500	390,129	153,387	1,232,059
Total Operating Expenses	960,319	271,632	1,828,289	425,482	5,212,012

Loss from Operations	(960,319)	(271,632)	(1,828,289)	(425,482)	(5,212,013)

Other income (expenses):
Gain on extinguishment of debt	-	-	-	-	510,104
Interest expense	(193,144)	(21,606)	(215,747)	(38,765)	(723,468)

Loss before income taxes	(1,153,463)	(293,238)	(2,044,037)	(464,247)	(5,425,377)
Income tax benefit	-	-	-	-	-
Net loss	$(1,153,463)	$(293,238)	$(2,044,037)	$(464,247)	$(5,425,377)

Net loss per common share -
basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)	n/a
Weighted average shares -
basic and diluted	58,000,651	34,808,879	57,134,783	34,703,320	n/a

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
JUNE 30, 2005
(unaudited)

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689		-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share, in Sep’03 & Dec’03	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share on 3/11/04, 3/25/04 & 4/8/04	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share on 5/7/04 & 6/30/04	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share on 8/3/04 & 8/19/04	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc. on 7/31/04	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779) on 7/31/04	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share on 8/1/04	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share on 8/18/04 & 8/20/04	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants on 11/17/04	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services on 5/7/04	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants on 7/31/04 and 11/1/04	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,886)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Vesting of deferred compensation	-	-	-	292,474	-	-	292,474
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	97,486	-	97,486
Net loss	-	-	-	-	-	(890,573)	(890,573)
Balance, March 31, 2005	57,639,113	$57,639	$-	$(832,137)	$4,441,921	$(4,271,913)	$(604,490)
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500	-	200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Vesting of deferred compensation	-	-	-	428,859	-	-	428,859
Value of 2,692,307 warrants issued as part of financing on 6/14/05	-	-	-	-	174,542	-	174,542
Value of beneficial conversion feature associated with convertible debt on 6/14/05	-	-	-	-	525,458	-	525,458
Net loss	-	-	-	-	-	(1,153,463)	(1,153,463)
Balance, June 30, 2005	58,189,113	$58,189	$-	$(730,475)	$5,677,568	$(5,425,377)	$(420,094)

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,		For the period July 9, 1998 (date of inception) through
	2005	2004	June 30, 2005
Cash flows from operating activities:
Net (loss)	$(2,044,036)	$(464,247)	$(5,425,377)
Adjustments to reconcile net (loss) to cash
(used in) operations:
Depreciation	3,236	1,853	15,977
Loss on abandonment of assets	-	-	3,790
Deferred compensation (Note E)	721,333	-	1,147,413
Common stock issued in exchange for services rendered	100,000	12,570	244,250
Warrants issued in exchange for services rendered	-	-	11,000
Amortization of deferred financing expenses (Note C)	1,041	-	1,041
Amortization of debt discounted due to warrant issue (Note C)	99,910	-	99,910
Beneficial conversion feature discount (Note C)	7,298	-	305,805
Gain on extinguishment of debt	-	-	(510,104)

Write off of payable due to stockholders	(1,230)	-	(2,108)
Acquisition cost (Note B)	-	-	65,812
Decrease (increase) in:
Related party receivables	-	11,939	-
Employee receivables	334	32,224	-
Prepaid expenses	(66,873)	-	(172,086)
Miscellaneous current assets	3,000	(4,000)	(3,263)
(Decrease) increase in:
Accounts payable	187,101	49,955	282,942
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Notes payable (Note C)	35,000	-	35,000
Accrued expenses	76,222	-	113,222
Accrued payroll liabilities	55,063	(10,816)	68,222
Accrued interest payable	96,178	37,669	383,766
Net cash (used in) operating activities	(726,423)	(332,854)	(3,391,194)

Cash flows from investing activities:
Payments for property and equipment	(5,743)	(2,852)	(37,515)
Net cash used in investing activities	(5,743)	(2,852)	(37,515)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	9,000	20,000	1,765,467
Net Proceeds from note payable (Note C)	625,000	322,500	1,805,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	(5,000)	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	634,000	337,500	3,696,499

Net increase (decrease) in cash and cash equivalents	(98,166)	1,794	267,793
Cash and cash equivalents at beginning of the period	365,958	11,299	-
Cash and cash equivalents at end of the period	$267,792	$13,093	$267,793
Cash paid for interest	$55,967	1,096	$68,563
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information

The interim financial information as of June 30, 2005 and for the six months ended June 30, 2005 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the six month period ended June 30, 2005 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

Business and Basis or Presentation

Grant Life Sciences, Inc. (formerly Impact Diagnostics, Inc.) (the “Company”) was organized under the laws of the State of Utah on July 9, 1998. The Company’s purpose is to research, develop, market and sell diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical disease.

On July 30, 2004, the Company became a wholly owned subsidiary of Grant Ventures, Inc., a Nevada Corporation, by merging with Impact Acquisition Corporation, a Utah corporation and wholly owned subsidiary of Grant Ventures, Inc. Grant Ventures, Inc. was an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes the merger was treated as a recapitalization of the Company. Grant Ventures, Inc. changed its name to Grant Life Sciences, Inc. in November 2004.

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

	As of June 30,
	2005	2004
Options to purchase common stock - vested	1,605,316	-
Options to purchase common stock - unvested	4,337,938	-
Warrants	5,922,011	-
Shares from potential note conversions	9,877,125	1,345,126
Total	21,742,390	1,345,126

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

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. Fair value at the date of grant was estimated using the Black-Scholes pricing model. The fair value for each option is expensed over the term of the vesting period. In 2004, a total of 5,243,254 options were granted which vest over time periods ranging from 0 to 3 years. During the quarter ended March 31, 2005, 100,000 options were granted. During the quarter ending June 30, 2005 an additional 750,000 options were granted, 100,000 options were forfeited and 50,000 options were exercised, bringing the total options outstanding under the Stock Incentive Plan to 5,943,254 as of June 30, 2005.

Reclassifications

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	( -)
Liabilities assumed - accounts payable -	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
6% convertible note payable, unsecured, due on 1/2/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of $0.092178	$-	$10,000

6% convertible note payable, unscured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	8,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/9/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	14,000

6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,500

6% convertible note payable, unsecured, due on 2/4/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 2/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 2/25/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

10% note payable, unsecured, originally due on 11/30/2002. The note payable was in default as of December 31, 2002. The venture capital firm that issued the loan has since been placed in receivership. As of December 31, 2003 the note balance was $587,753 with accrued interest payable of $141,501. In August 2004, this note for $587,753 and accrued interest of $175,787 was restructured into a 3-year convertible note of $350,000 plus 89,500 5-year warrants to purchase additional shares at $0.01 per share. The note is convertible into shares of common stock at a conversion price of $0.83798 per share. Interest is payable quarterly at 6% per year. The 89,500 warrants have an option value of $0.0378 per share. The conversion resulted in a $411,597 gain on extinguishment of debt in 2004.
	350,000	350,000

10% Senior, secured note payable, due on 6/14/2008. Secured by the assets of the company. Interest has been prepaid for the first 8 months. In connection with the loan of $700,000, the Company issued warrants granting the holders the right to acquire 2,692,307 shares of the Company’s common stock at $0.45 per share. The note is convertible into shares of common stock at a conversion price the lower of $0.40 or 50% of the three lowest intraday prices during the preceding 20 trading days, subject to restrictions limiting the note holder’s % ownership in the company. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants and the beneficial conversion feature in the amount to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.0%, a dividend yield of 0%, and volatility of 123%. The value of the warrants and the value of the beneficial conversion feature was greater than the amount of the gross proceeds. The debt discount attributed to the value of the warrants and the beneficial conversion feature is $700,000 and is amortized over the loan’s maturity period (three years) as interest expense.
	700,000	-

Debt Discount - value attributable to warrants issued with the note and the beneficial conversion feature, net of accumulated amortization of $9,722 and $0 at June 30, 2005 and December 31, 2004, respectively.	(690,278)	-
Net 10% senior secured note payable	9,722	-

6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	35,000	-
Total notes payable	394,722	472,500

Less: current portion	(21,384)	(122,500)
Balance notes payable (long term portion)	$373,338	$350,000

In March 2005, convertible notes totaling $122,500 plus accrued interest of $7,350 converted into 1,395,322 shares of stock, per the terms of the notes. $1,230 of interest was forgiven.

On March 15, 2005, the Company obtained bridge financing of $200,000 from a shareholder who owns 5.2% of the Company’s outstanding shares. The Company signed a $200,000 note, secured by the Company's assets, with an interest rate of 8% due June 15, 2005 or when the Company receives proceeds of $2,000,000 from the sale of stock or debt securities, whichever is sooner. Interest is payable in cash at the end of each month. The Company issued 250,000 5-year warrants, with an exercise price of $0.40, to the lender. The exercise price of the warrants is adjustable downward if equity is issued in the future for a price less than the exercise price of these warrants. The note was paid off on the due date of June 15, 2005 with the proceeds from the sale of convertible debt on June 14, 2005.

On June 14, 2005, the Company entered into a Securities Purchase Agreement whereby the Company obtained a commitment from accredited investors to purchase $2 million of convertible debt. The Company sold an initial $700,000 of convertible notes and issued 2,692,307 5-year warrants with an exercise price of $0.45 to the lender. The note has a three year term and bears interest at 10%. Eight months of interest was prepaid at funding and $30,000 was placed into an escrow fund to purchase key man life insurance. Legal and funding fees incurred in connection with the sale of the convertible debentures amounted to $75,000. These expenses are being amortized to expense over the term of the note.

The note is convertible into shares of common stock, at the investor’s option, at a conversion price equal to the lower of $0.40 or 50% of the average of the three lowest intraday trading prices during the preceding 20 trading day period. At June 14, 2005 the conversion price would have been $0.11. Had the purchaser converted the note on June 14, 2005, the buyers would have received 6,363,636 shares of common stock. In accordance with Emerging Issues Task Force (EITF) 00-27, “Application of EITF No. 98-5 to Certain Convertible Instruments”, the Company recorded a beneficial conversion feature in the amount of $525,458 which will be amortized over the period of the loan maturity. The intrinsic value of the beneficial conversion feature is allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the term of the note. The investors have agreed to restrict their ability to convert the notes and exercise warrants such that the number of shares held by them does not exceed 4.99% of the Company’s issued and outstanding shares.

In connection with the Agreement, the Company also issued 5-year warrants to the buyers to purchase 2,692,307 shares of common stock at $0.45 per share. The price of the warrants is adjusted if the Company issues common stock at a price below market. The fair value of the warrants granted is estimated to be $465,039 using the Black-Scholes option model. The amount of proceeds allocated to the warrants is adjusted downward to $174,542, since the value of the warrants plus the value of the beneficial conversion feature can not equal more than the note proceeds. The debt discount will be amortized as additional interest expense during the three year term of the note.

Amortization of $9,722 has been charged to interest expense during the quarter ending June 30, 2005.

NOTE D - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of June 30, 2005 and December 31, 2004, the Company has 58,189,113 and 56,243,791 shares of common stock issued and outstanding, respectively. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

In July 2004, an per the Agreement and Plan of Merger with Impact Diagnostics, Inc. all previously outstanding 35,060,720 shares of common stock owned by the Impact’s stockholders were exchanged for the same number of shares of the Company’s common stock. The value of the stock that was issued was the historical cost of the Company’s net tangible assets, which did not differ materially from their fair value.

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

On August 19, 2004, the Company completed a private placement of 9,560,596 shares to accredited investors at a price of $0.1835 per share. As an additional enticement to purchase the shares, one 5-year warrant to purchase stock at $0.1835 was issued for each 5 shares of stock purchased. The private placement resulted in net proceeds to the company of approximately $1,494,937. The Company also issued warrants to purchase 2,670,000 shares at an exercise price of $0.01 per warrant and warrants to purchase 411,104 shares at an exercise price of $0.185 per warrant to its placement agent in connection with the Merger and private placement. The Company has accrued liquidated damages due to these investors totaling $90,058 through, because the Registration Statement, on SEC form SB2, was not declared effective by the SEC within the time frame specified in the Registration Rights Agreement associated with this private placement. The Registration Statement was declared effective in July 2005.

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

In April 2005, the Company issued 500,000 shares of common stock to its financial advisory group in exchange for services rendered over the 2005 calendar year. The stock issued was valued at $0.40 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In June 2005, the Company issued 50,000 shares of common stock for exercise of stock options for cash $9,000.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. Stockholders approved the plan effective November 12, 2004. The options granted under the Plan may be either qualified or non-qualified options. Up to 8,645,867 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. As of December 31, 2004, 5,243,254 options had been granted under the plan. An additional 750,000 of options were granted in the first half of 2005, 100,000 options were forfeited, and 50,000 options were exercised. At June 30, 2005 there were 5,943,254 options outstanding under the plan.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive Plan and as of June 30, 2005 :

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	5,843,254	9.1	$0.18	1,605,316	$0.18
0.40	100,000	9.9	0.40	-	0.40
	5,943,254			1,605,316

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,243,254	0.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	5,243,254	$0.18
Granted	850,000	0.21
Exercised	(50,000)	0.18
Canceled or expired	(100,000)	0.18
Outstanding at June 30, 2005	5,943,254	$0.18

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Six months ended June30, 2005		2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.6%		3.7%
Expected stock price volatility	107%		114%
Expected dividend payout	0%		0%
Expected option life-years based on management’s estimate	3	yrs	3	yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company has elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005. During the year ended December 31, 2004, the Company recognized $426,081 as expense relating to vested stock options. In the first half of 2005, the Company recognized $721,333 as expenses; $277,207 of this expense is included in the Consolidated Statement of Losses as R&D expense and the remainder is included in General and Administrative expense.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of June 30, 2005:

	Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$0.01	267,000	4.1	$0.01
$0.01	89,500	4.1	$0.01
$0.1835	411,104	4.1	$0.1835
$0.1835	1,912,100	4.1	$0.1835
$0.1835	50,000	4.1	$0.1835
$0.18	250,000	4.6	$0.18
$0.40	250,000	4.9	$0.40
$0.45	2,692,307	5.0	$0.45
	5,922,011		$0.30

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	0.16
Granted	2,942,307	0.45
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2005	5,922,011	$0.30

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

On March 1, 2005, the Company signed a 1-yr financial advisory agreement which obligates the company to payments of $5,000/month for each month effective January 2005 thru December 2005.

In June 2005, in connection with new financing, the Company promised to issue 200,000 shares of common stock to its legal counsel in exchange for services. As of June 30, 2005 the shares had not yet been issued. An amount of $44,000, based on a stock price of $.22 has been accrued on the June 30, 2005 balance sheet.

NOTE G - SIGNIFICANT NON-CASH TRANSACTIONS

In the quarter ending March 31, 2005 convertible notes totaling $122,500 plus accrued interest of $7,350 converted into 1,395,322 shares of stock, per the terms of the notes. $1,230 of interest was forgiven.

The Company issued 250,000 warrants during the quarter ending March 31, 2005 in connection with a $200,000 bridge loan. The Company valued the warrants at $97,486 and recognized this amount as additional paid-in capital and as a discount against the bridge loan. The discount amortized as interest expense for the six months ended June 30, 2005 was $97,486.

The Company issued 500,000 shares of stock to its financial advisor in April 2005 in exchange for services.

The Company issued 2,692,307 warrants on June 14, 2005 in connection with financing. The Company recognized the proceeds allocated to warrants and beneficial conversion feature $174,541 and $525,459, respectively as additional paid-in capital and as a discount against the note. The discount amortized as interest expense in the second quarter was $9,722.

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans,”“anticipates”, “believes,”“estimates,”“predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology.  These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

We are considered a development stage company. In 2003 and 2004, we had no revenues and incurred net losses of $253,881 and $1,910,350, respectively.  For the six months ended June 30, 2005 and 2004, we had no revenues and incurred net losses of $2,044,037 and $464,247, respectively. Since inception in July 1998, we have incurred cumulative losses of $5,425,377.

In connection with the Merger, between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our Company of $1,754,375.  Net proceeds after legal, accounting, printing, and filing fees was approximately $1,494,937. Each unit was comprised of five shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $0.18 per share.

On June 14, 2005 we sold $700,000 of convertible debt in a private placement as part of an agreement to sell $2,000,000 of convertible debt which will be funded as certain milestones are met as described in Part II, item 2.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. While there area a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex and subjective estimates and judgments:

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, beginning in the year 2004. The company incurred expense of $721,333 for the six months ending June 30, 2005 for the stock options granted under its 2004 Stock Incentive Plan. $277,207 of this expense was for options granted to R&D personnel and is included as R&D expense on the Statement of Losses. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Plan of Operations

We expect to acquire laboratory assets to augment our clinical research and development efforts. As part of this effort, we plan to develop a laboratory facility. We are subleasing our office space in Raleigh, North Carolina until the lease runs out in September 2005. We are also subleasing a portion of our office in Utah.

In addition to 3 Officers, the Company currently has two employees and relies on a number of part-time scientific and business development consultants. During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

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

We plan to invest any excess cash we have in investment grade interest bearing securities. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs. We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.  We do not intend to undertake investments in real estate as a part of our normal operations. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of $443,142 and total current liabilities of $581,603. These current liabilities include $90,058 of accrued liquidated damages owed to investors who purchased shares in July and August of 2004, under the terms of the Registration Rights Agreement associated with this financing. The registration agreement covering the shares was filed on time, but was not effective by the due date. This form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on July 18, 2005.

Our cash flow deficit from operations was $726,422 during the six months ended June 30, 2005. Additionally we used $5,743 to acquire lab equipment during the period. On June 14, 2005, the Company made an agreement to sell $2,000,000 of convertible debt and issue warrants to buy 7,692,308 shares of our common stock. We sold an initial $700,000 of convertible debt and issued 2,692,307 warrants. Net proceeds after direct financing expenses were $675,000. The bridge loan for $200,000 made to the Company in March 2005 by DCOFI, currently a 5.6% owner of the Company, was paid off by the new financing.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2005 or as of the date of this report.

 Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the second quarter of fiscal 2005, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on June 14, 2005 for the sale of (i) $2,000,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,692,308 shares of our common stock.

On June 14, 2005, the Investors purchased $700,000 in Notes and received Warrants to purchase 2,692,307 shares of the Company’s common stock. The Company received net proceeds of $303,835.00, after deducting $75,000 of direct financing and legal expenses, $42,500 of unrelated legal expenses, prepaid interest of $46,665, third party debt and accrued interest of $202,000 and $30,000.00 placed into escrow for the payment of certain insurance premiums. In addition, provided that all of the conditions in the Securities Purchase Agreement are satisfied, the Investors are obligated to provide the Company with additional funds as follows:

•	$600,000 will be funded within five business days of filing a registration statement registering shares of the Company’s common stock underlying the Notes and the Warrants; and

•	$700,000 will be funded within five business days of the effectiveness of the registration statement

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.40 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of June 14, 2005, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $0.22 and, therefore, the conversion price for the secured convertible notes was $0.11. Based on this conversion price, the $2,000,000 Notes, excluding interest, were convertible into 18,181,818 shares of our common stock.

We may prepay the Notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes, and the market price is at or below $.40 per share. The full principal amount of the Notes is due upon default under the terms of Notes. In addition, we have granted the Investors a security interest in substantially all of our assets and intellectual property as well as registration rights.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $.45 per share. In addition, the exercise price of the Warrants is adjusted in the event we issue common stock at a price below market.

The Investors have contractually agreed to restrict their ability to convert the Notes and exercise the Warrants and receive shares of our common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

The Notes and Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506.   Each of the Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933

The proceeds of the financing will be used to further the development of the diagnostic cervical cancer blood test and fund the general and administrative expenses of the company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.12
Securities Purchase Agreement dated June 14, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, (incorporated by reference to Form 8-K filed with SEC on June 20, 2005).

10.13	Form of Callable Secured Convertible Note dated June 14, 2005 (incorporated by reference to Form 8-K filed with SEC on June 20, 2005).
10.14	Form of Stock Purchase Warrant dated June 14, 2005 (incorporated by reference to Form 8-K filed with SEC on June 20, 2005).
10.15
Registration Rights Agreement dated June 14, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LL (incorporated by reference to Form 8-K filed with SEC on June 20, 2005).

10.16
Security Agreement dated June 14, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
(incorporated by reference to Form 8-K filed with SEC on June 20, 2005).

10.17
Intellectual Property Security Agreement dated June 14, 2005 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC
(incorporated by reference to Form 8-K filed with SEC on June 20, 2005).

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

Date: August 15, 2005	/s/ Kevin Crow
Kevin Crow
Co-Chief Executive Officer

Date: August 15, 2005	/s/ Eric Wilkinson
Eric Wilkinson
Co-Chief Executive Officer

Date: August 15, 2005	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer