Form 10QSB
period 2005-09-30
Grant Life Sciences, Inc.
filed 2005-11-14
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 8, 2005, there were 94,179,113 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statement of Losses - three months ended September 30, 2005 and 2004, nine months ended September 30, 2005 and 2004, and July 9, 1998 (date of inception) through September 30, 2005	4

	Condensed Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through September 30, 2005	5

	Condensed Consolidated Statement of Cash Flows - nine months ended September 30, 2005 and 2004 and July 9, 1998 (date of inception) through September 30, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3	Defaults upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		21

 GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,103,597	$365,958
Miscellaneous receivables	-	3,000
Prepaid expenses	184,631	5,213
Due from employees	-	334
Deposits	3,263	3,263
Total current assets	1,291,491	377,768

Property and equipment, net of accumulated depreciation of $10,806 and 5,857 at September 30, 2005 and December 31, 2004, respectively	16,034	15,240
Deferred financing fees, net of accumulated amortization of $7,292 and $0, at September 30, 2005 and December 31, 2004, respectively	67,708	-

Total assets	$1,375,233	$393,008

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$210,417	$95,841
Accrued liabilities	100,889	37,000
Accrued interest payable	106,237	7,005
Accrued payroll liabilities	94,075	13,159
Notes payable, current portion (Note C)	26,250	122,500
Total current liabilities	537,868	275,505

Long-term liabilities:
Note payable - long term (Note C)	464,480	350,000

Commitments and contingencies (Note F)	-	-

(Deficiency in) stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at September 30, 2005 and December 31, 2004	-	-
Common stock, par value; $.001, authorized 150,000,000 shares; 67,149,113 and 56,243,791 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively (Note D)	67,149	56,244
Additional paid in capital	7,078,639	4,190,485
Deferred compensation	(584,095)	(1,097,886)
Deficit accumulated during development stage	(6,188,808)	(3,381,340)
Total (deficiency in) stockholders' equity:	372,885	(232,497)
Total liabilities and (deficiency in) stockholders' equity:	$1,375,233	$393,008

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period July 9, 1998 (date of inception) through September 30,
	2005	2004	2005	2004	2005

Operating Expenses:
General and administrative	$466,905	$547,144	$1,901,830	$817,386	$4,365,068
Depreciation	1,713	927	4,949	2,780	17,690
Acquisition cost	-	-	-		65,812
Research and development	90,091	112,365	480,220	265,752	1,322,150
Total Operating Expenses	558,709	660,436	2,386,999	1,085,918	5,770,722

Loss from Operations	(558,709)	(660,436)	(2,386,999)	(1,085,918)	(5,770,722)

Other income (expenses):
Gain on extinguishment of debt	-	411,597	-	411,597	510,104
Interest expense	(204,723)	(211,512)	(420,470)	(250,277)	(928,191)

Loss before income taxes	(763,432)	(460,351)	(2,807,469)	(924,598)	(6,188,809)
Income tax benefit	-	-	-	-	-
Net loss	$(763,432)	$(460,351)	$(2,807,469)	$(924,598)	$(6,188,809)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)	n/a
Weighted average shares -
basic and diluted	59,219,548	46,525,848	57,837,341	38,687,469	n/a

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
September 30, 2005
(unaudited)

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total (Deficiency) In Stockholders Equity

Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689		-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share, in Sep’03 & Dec’03	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share on 3/11/04, 3/25/04 & 4/8/04	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share on 5/7/04 & 6/30/04	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share on 8/3/04 & 8/19/04	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc. on 7/31/04	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779) on 7/31/04	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share on 8/1/04	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share on 8/18/04 & 8/20/04	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants on 11/17/04	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services on 5/7/04	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants on 7/31/04 and 11/1/04	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,886)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Vesting of deferred compensation	-	-	-	292,474	-	-	292,474
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	97,486	-	97,486
Net loss	-	-	-	-	-	(890,573)	(890,573)
Balance, March 31, 2005	57,639,113	$57,639	$-	$(832,137)	$4,441,921	$(4,271,913)	$(604,490)
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500	-	200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Vesting of deferred compensation	-	-	-	428,859	-	-	428,859
Value of 2,692,307 warrants issued as part of financing on 6/14/05	-	-	-	-	174,542	-	174,542
Value of beneficial conversion feature associated with convertible debt on 6/14/05	-	-	-	-	525,458	-	525,458
Net loss	-	-	-	-	-	(1,153,463)	(1,153,463)
Balance, June 30, 2005	58,189,113	$58,189	$-	$(730,475)	$5,677,568	$(5,425,377)	$(420,094)
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800	-	44,000
Value of 2,307,692 warrants issued as part of financing on 8/18	-	-	-	-	21,948	-	21,948
Value of beneficial conversion feature associated with debt on 8/18	-	-	-	-	578,052	-	578,052
Value of 2,692,307 warrants issued as part of financing on 8/30	-	-	-	-	36,309	-	36,309
Value of beneficial conversion feature associated with debt on 8/30	-	-	-	-	663,691	-	663,691
Partial conversion of Senior note payable at $0.0105 per share on 9/8	2,800,000	2,800	-	-	26,600	-	29,400
Partial conversion of Senior note payable at $0.0068 per share on 9/23	2,980,000	2,980	-	-	17,284	-	20,264
Partial conversion of Senior note payable at $0.00423 per share on 9/28	2,980,000	2,980	-	-	9,625	-	12,605
Stock options issued to interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Vesting of deferred compensation	-	-	-	150,142	-	-	150,142
Net loss	-	-	-	-	-	(763,432)	(763,432)
Balance, Sept. 30,2005	67,149,113	$67,149	$-	$(584,095)	$7,078,639	$(6,188,808)	$372,885

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			For the period July 9, 1998 (date of inception) through
	For the nine months ended September 30,		September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(2,807,468)	$(924,598)	$(6,188,809)
Adjustments to reconcile net (loss) to cash
(used in) operations:
Depreciation	4,949	2,780	17,690
Loss on abandonment of assets	-	-	3,790
Deferred compensation (Note E)	871,475	13,204	1,297,555
Common stock issued in exchange for services rendered	194,000	12,570	338,250
Warrants issued in exchange for services rendered	-	-	11,000
Amortization of deferred financing expenses (Note C)	7,292	-	7,292
Amortization of debt discounted due to warrant issue (Note C)	130,379	-	130,379
Beneficial conversion feature discount (Note C)	135,106	200,000	433,613
Gain on extinguishment of debt	-	(411,597)	(510,104)
Write off of payable due to stockholders	(1,230)	(878)	(2,108)
Acquisition cost (Note B)		-	65,812
Decrease (increase) in:
Related party receivables	-	15,269	-
Employee receivables	334	32,119	-
Prepaid expenses	(129,418)	(1,600)	(234,631)
Miscellaneous current assets	3,000	(5,563)	(3,263)
(Decrease) increase in:
Accounts payable	114,577	64,339	210,417
Accounts payable - assumed liabilities	-	(17,506)	(17,506)
Accounts payable - stockholders	-	(38,900)	(38,900)
Notes payable (Note C)	35,000	-	35,000
Accrued expenses	63,889	175,687	100,889
Accrued payroll liabilities	80,916	27,159	94,075
Accrued interest payable	106,582	44,968	394,172
Net cash (used in) operating activities	(1,190,619)	(812,549)	(3,855,387)

Cash flows from investing activities:
Payments for property and equipment	(5,743)	(2,852)	(37,515)
Net cash used in investing activities	(5,743)	(2,852)	(37,515)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	9,000	1,514,937	1,765,467
Net proceeds from note payable (Note C)	1,925,000	322,500	3,105,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	(5,000)	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	1,934,000	1,832,437	4,996,499

Net increase (decrease) in cash and cash equivalents	737,638	1,017,036	1,103,597
Cash and cash equivalents at beginning of the period	365,958	11,299	-
Cash and cash equivalents at end of the period	$1,103,597	$1,028,335	$1,103,597
Cash paid for interest	48,114	5,310	$104,458
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information
The interim financial information as of September 30, 2005 and for the nine months ended September 30, 2005 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the nine month period ended September 30, 2005 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2005.

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

	As of September 30,
	2005	2004
Options to purchase common stock - vested	4,695,953	573,650
Options to purchase common stock - unvested	1,314,166	3,394,602
Warrants	10,922,010	5,132,704
Shares from potential note conversions	79,508,727	1,762,792
Total	96,440,856	10,863,748

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

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. Fair value at the date of grant was estimated using the Black-Scholes pricing model. The fair value for each option is expensed over the term of the vesting period. In 2004, a total of 5,243,254 options were granted which vest over time periods ranging from 0 to 3 years. During the quarter ended March 31, 2005, 100,000 options were granted. During the quarter ending June 30, 2005 an additional 750,000 options were granted, 100,000 options were forfeited and 50,000 options were exercised. During the quarter ended September 30, 2005, an additional 100,000 options were granted and 1,347,301 options were forfeited, bringing the total options outstanding under the Stock Incentive Plan to 4,695,953 as of September 30, 2005.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform to classifications used in the current period.

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	( -)
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
6% convertible note payable, unsecured, due on 1/2/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of $0.092178	$-	$10,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	8,000

6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/9/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	14,000

6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000

6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,500

6% convertible note payable, unsecured, due on 2/4/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 2/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

6% convertible note payable, unsecured, due on 2/25/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

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

10% Senior, secured note payable, due on 6/14/2008. Secured by the assets of the company. Interest has been prepaid for the first 8 months. In connection with the loan of $700,000, the Company issued warrants granting the holders the right to acquire 2,692,307 shares of the Company’s common stock at $0.45 per share. The note is convertible into shares of common stock at a conversion price the lower of $0.40 or 50% of the three lowest intraday prices during the preceding 20 trading days, subject to restrictions limiting the note holder’s % ownership in the company. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants and the beneficial conversion feature in the amount to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.0%, a dividend yield of 0%, and volatility of 123%. The value of the warrants and the value of the beneficial conversion feature was greater than the amount of the gross proceeds. The debt discount attributed to the value of the warrants and the beneficial conversion feature is $700,000 and is amortized over the loan’s maturity period (three years) as interest expense. In September 2005 $62,269 of note principal was converted into 8,760,000 shares at an average conversion rate of $0.007 per share.
637,731	-

10% Senior, secured note payable, due on 8/18/2008. Secured by the assets of the company. Interest has been prepaid for the first 8 months. In connection with the loan of $600,000, the Company issued warrants granting the holders the right to acquire 2,307,692 shares of the Company’s common stock at $0.45 per share. The note is convertible into shares of common stock at a conversion price the lower of $0.40 or 50% of the three lowest intraday prices during the preceding 20 trading days, subject to restrictions limiting the note holder’s % ownership in the company. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants and the beneficial conversion feature in the amount to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.0%, a dividend yield of 0%, and volatility of 124%. The value of the warrants and the value of the beneficial conversion feature was greater than the amount of the gross proceeds. The debt discount attributed to the value of the warrants and the beneficial conversion feature is $600,000 and is amortized over the loan’s maturity period (three years) as interest expense.
600,000	-

10% Senior, secured note payable, due on 8/29/2008. Secured by the assets of the company. Interest has been prepaid for the first 8 months. In connection with the loan of $700,000, the Company issued warrants granting the holders the right to acquire 2,692,307 shares of the Company’s common stock at $0.45 per share. The note is convertible into shares of common stock at a conversion price the lower of $0.40 or 50% of the three lowest intraday prices during the preceding 20 trading days, subject to restrictions limiting the note holder’s % ownership in the company. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants and the beneficial conversion feature in the amount to additional paid-in capital and a discount against the loan. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.0%, a dividend yield of 0%, and volatility of 124%. The value of the warrants and the value of the beneficial conversion feature was greater than the amount of the gross proceeds. The debt discount attributed to the value of the warrants and the beneficial conversion feature is $700,000 and is amortized over the loan’s maturity period (three years) as interest expense.
700,000	-

Debt Discount - value attributable to warrants issued with the three 10% notes and the beneficial conversion features, net of accumulated amortization of $167,999 and $0 at September 30, 2005 and December 31, 2004, respectively.	(1,832,001)	-

Net 10% senior secured notes payable	105,730	-

6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	35,000	-

Total notes payable	490,730	472,500

Less: current portion	(26,250)	(122,500)

Balance notes payable (long term portion)	$464,480	$350,000

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

On August 18, 2005, the Investors purchased an additional $600,000 in Notes and received warrants to purchase 2,307,692 shares of the Company’s common stock. On August 30, 2005, the Investors purchased $700,000 in Notes and received warrants to purchase 2,692,307 shares of the Company’s common stock, fulfilling the commitment made on June 14, 2005 to purchase a total of 2 million of convertible debt. Eight months of interest was prepaid at the fundings. The terms of the two additional notes are the same as the June 14th note. The Company recorded a beneficial conversion feature in the amount of $578,052 on the August 18th note and a beneficial conversion feature in the amount of $663,691 on the August 30th note. The beneficial conversion features will be amortized over the period of the loans’ maturity. The intrinsic value of the beneficial conversion feature is allocated to additional paid-in capital with the resulting discount on the debt causing a non-cash interest expense charge to earnings (loss) over the term of the note.. Using the Black-Scholes option pricing model, the fair value of the warrants granted with the August 18th note is estimated to be $45,563 and the fair value of the warrants granted with the August 30th note is estimated to be $ 76,591. The amount of proceeds allocated to the warrants is adjusted downward to $21,948 in the case of the August 18th note and $36,309 in the case of the August 30th note, since the value of the warrants plus the value of the beneficial conversion feature can not equal more than the note proceeds. The debt discount will be amortized as additional interest expense during the three year term of the note.

On September 8, 2005, $29,400 of the June 14th convertible note was converted into 2,800,000 shares at a conversion rate of $0.0105 according to the terms of the note. On September 23, 2005, an additional $20,264 of note principal was converted into 2,980,000 shares at a conversion rate of $0.0068. On September 28, 2005, an additional $12,605 of note principal was converted into 2,980,000 shares at 0.00423/share.

Amortization of $158,276 has been charged to interest expense during the quarter ending September 30, 2005. This amortization includes $61,405 of debt discount related to the $62,269 of note principal converted to shares in September.

NOTE D - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2005 and December 31, 2004, the Company has 67,149,113 and 56,243,791 shares of common stock issued and outstanding, respectively. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

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

In September 2005, $62,269 of principal of the Senior 10% convertible notes converted into 8,760,000 shares. The average conversion price per share was $0.0071.

In September 2005, 200,000 shares were issued in exchange for legal services at $.22 per share. The commitment to issue the shares was made on June 14, 2005.

NOTE E - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. Stockholders approved the plan effective November 12, 2004. The options granted under the Plan may be either qualified or non-qualified options. Up to 8,645,867 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. As of December 31, 2004, 5,243,254 options had been granted under the plan. Through September 30, 2005, an additional 950,000 of options were granted, 1,447,301 options were forfeited, and 50,000 options were exercised. At September 30, 2005 there were 4,695,953 options outstanding under the plan.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive Plan and as of September 30, 2005 :

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	4,595,953	8.9	$0.18	3,331,787	$0.18
0.04	100,000	10	0.04	100,000	$0.04
	4,695,953			3,431,787

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,243,254	0.18
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	5,243,254	$0.18
Granted	950,000	0.188
Exercised	(50,000)	0.18
Canceled or expired	(1,447,301)	0.195
Outstanding at September 30, 2005	4,695,953	$0.175

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Nine months ended September 30, 2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.6%	3.7%
Expected stock price volatility	107%	114%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3yrs	3yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005. During the year ended December 31, 2004, the Company recognized $426,081 as expense relating to vested stock options. In the first three quarters of 2005, the Company recognized $871,475 as expenses; $331,808 of this expense is included in the Consolidated Statement of Losses as R&D expense and the remainder is included in General and Administrative expense.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of September 30, 2005:

Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price

$0.01	267,000	3.8	$0.01
$0.01	89,500	3.8	$0.01
$0.1835	411,104	3.8	$0.1835
$0.1835	1,912,100	3.8	$0.1835
$0.1835	50,000	3.8	$0.1835
$0.18	250,000	4.1	$0.18
$0.40	250,000	4.5	$0.40
$0.45	2,692,307	4.7	$0.45
$0.45	2,307,692	4.9	$0.45
$0.45	2,692,307	4.9	$0.45
	10,922,010		$0.37

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	0.16
Granted	7,942,306	0.448
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2005	10,922,010	$0.30

All warrants outstanding were exercisable at the date of grant. All of the warrants, except 250,000 warrants issued in 2004 for R&D services, were issued in connection with financing. The exercise price of the warrants issued in 2005 can be adjusted downward if stock is issued below the market price.

NOTE F - COMMITMENTS

On March 7, 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company made an initial payment of $15,000, executed a note for $35,000 payable over two years, and pay 3% royalties on net sales of licensed products. The license can be terminated with 90 days notice by the Company. On March 7, 2005, the Company also entered into a 27-month consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License, pursuant to which these Consultants will receive 310,000 shares of common stock of the Company, to be issued as follows: one-third on September 7, 2005, one-third on March 7, 2006 and one-third on September 7, 2006. The September 7, 2005 shares had not yet been issued as of September 30, 2005.

On March 1, 2005, the Company signed a 1-yr financial advisory agreement which obligates the company to payments of $5,000/month for each month effective January 2005 thru December 2005. No payments have yet been made. This commitment is included in accrued liabilities on the balance sheet.

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

The Company issued 500,000 shares of stock to its financial advisor in April 2005 in exchange for services. In September 2005, the Company issued 200,000 shares of stock to its legal advisor in exchange for services.

The Company issued 2,692,307 warrants on June 14, 2005 in connection with financing. The Company recognized the proceeds allocated to warrants and beneficial conversion feature $174,541 and $525,459, respectively as additional paid-in capital and as a discount against the note. On August 18, 2005, the Company issued 2,307,692 warrants in connection with financing. The Company recognized the proceeds allocated to warrants and beneficial conversion feature $21,948 and $578,052, respectively as additional paid-in capital and as a discount against the note. On August 30, 2005, the Company issued 2,692,307 warrants in connection with financing. The Company recognized the proceeds allocated to warrants and beneficial conversion feature $36,309 and $663,691, respectively as additional paid-in capital and as a discount against the note. The discount amortized as interest expense in the third quarter was $158,276.

NOTE H- SUBSEQUENT EVENTS

During October 2005 and through Nov 8, 2005, $156,233 of principal of the Senior 10% convertible notes converted into 26,780,000 shares. The average conversion price per share was $0.0055.

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

We are considered a development stage company. In 2003 and 2004, we had no revenues and incurred net losses of $253,881 and $1,910,350, respectively.  For the nine months ended September 30, 2005 and 2004, we had no revenues and incurred net losses of $2,807,469 and $924,598, respectively. Since inception in July 1998, we have incurred cumulative losses of $6,188,808.

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

On June 14, 2005 we sold $700,000 of convertible debt in a private placement as part of an agreement to sell $2,000,000 of convertible debt which will be funded as certain milestones are met as described in Part II, item 2. On August 18th and August 30th, the remainder of the convertible debt was sold per the agreement.

Currently the number of authorized shares is insufficient based on the current conversion rates of the $2 million of convertible notes. The Company intends to seek shareholder approval for an increase in authorized common shares at an annual meeting tentatively planned to be held in early 2006.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company is adopting this Statement early, beginning in the year 2004. The company incurred expense of $871,475 for the nine months ending September 30, 2005 for the stock options granted under its 2004 Stock Incentive Plan. $331,808 of this expense was for options granted to R&D personnel and is included as R&D expense on the Statement of Losses. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Plan of Operations

We expect to acquire laboratory assets to augment our clinical research and development efforts and computer equipment and peripherals used in our day-to-day operations. Currently our only office is the office in Murray, UT, however the Company plans to consolidate its operations in Southern California during the fourth quarter of 2005.

In addition to 3 officers, the Company currently has one full-time employee and relies on a number of part-time scientific and business development consultants. During the next 12 months, we anticipate that we will add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

During the next 12 months, we plan to complete the development of our cervical cancer screening tests.  We intend to continue to validate the effectiveness of the processes that we currently use in the tests we are developing through trials which will be conducted for us by third party testing laboratories. In the near term, we plan to meet with regulatory agencies in the United States and in other countries to determine the clinical trials and studies we will have to undertake and the data and other information we will be required to submit to them to support our future applications for authority to market and sell our planned cervical cancer tests in those countries.  We also plan to begin studies and clinical trials in the United States and other countries that will be required in connection with our regulatory applications.

Under the licensing agreement with Accudx we are beginning to take orders for rapid tests for Malaria and Dengue Fever, and should have sales revenue commencing in the fourth quarter of 2005. The establishment of sales and marketing channels positions the Company for the eventual manufacturing and distribution of our core product, the immunological serum-based test for detecting Cervical Cancer.

We plan to invest any excess cash we have in investment grade interest bearing securities. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than laboratory assets and computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs. We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $1,291,490 and total current liabilities of $537,868. These current liabilities include $99,999 of accrued liquidated damages owed to investors who purchased shares in July and August of 2004, under the terms of the Registration Rights Agreement associated with this financing. The registration agreement covering the shares was filed on time, but was not effective by the due date. This form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on July 9, 2005.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2005 or as of the date of this report.

 Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the third quarter of fiscal 2005, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 14, 2005, the Investors purchased $700,000 in Notes and received Warrants to purchase 2,692,307 shares of the Company’s common stock. On August 18, 2005, an additional $600,000 of notes were sold and on August 30, 2005, the remaining $700,000 of notes were sold. Eight months of prepaid interest were deducted from the funds received.

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the Investors' option, at a conversion price equal to the lower of (i) $0.40 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. In September 2005, $62,269 of note principal was converted into shares at an average rate of $0.007 per share. In October and through November 8, 2005, an additional $156,233 of note principal was converted into shares at an average rate of $0.0055 per share.

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

GRANT LIFE SCIENCES, INC.

Date: November 14, 2005	/s/ Stan Yakatan
Stan Yakatan
Chairman

Date: November 14, 2005	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer