Form 10KSB
period 2005-12-31
Grant Life Sciences, Inc.
filed 2006-04-17
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-50133

Grant Life Sciences, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3550 Wilshire Blvd., Ste 1700, Los Angeles, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

(213) 637-5692
(Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Common Stock, $.001 Par Value Per Share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒
Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $72,675.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 9, 2006: $3,282,154 (117,219,774 shares at $0.028/share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,486,518 shares of common stock, $.001 par value per share, as of March 31, 2006.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Grant Life Sciences,” “GLIF,” “the Company,” “we,” “us,” and “our” refer to Grant Life Sciences, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

Item 1. Description of Business

Overview of Our Business

We are developing protein-based screening tests to screen woman for cervical cancer and pre-cancerous conditions that become cervical cancer.  Our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of the patient’s blood.

In one version of our test, the blood sample is analyzed in a clinical setting using standard laboratory equipment and analytic software, which generally can produce completed results in about 2 hours.  Our rapid test provides easy-to-read results in approximately 15 minutes and is designed to be administered by a health professional in a doctor’s office, hospital, and clinic or even at home. This planned cervical cancer test uses proprietary technology to detect the presence of specific antibodies associated with cervical pre-cancers and cancer.  We continue to test the validity of the results and believe that if they prove valid that in the future we may be able to use that technology to develop rapid tests for other diseases and cancers.

In January 2006 we announced the signing of a Memorandum of Understanding with Drs. Sveshnikov and Kiselev of the Russian Republic, for the in-licensing of certain of their technologies that are highly complementary to our antibody-based test for detecting cervical cancer. The technology is used to detect specific cervical cancer-causing proteins. The test utilizes antibodies against these cancer-causing proteins for detection. Thus far, the test is designed to detect specific cancer-causing proteins and once fully validated and expanded would be synergistic and complementary test to existing Pap technology. It would provide for very low-cost HPV testing as currently performed in Western countries, without the need for additional cervical specimens beyond what is now taken. In addition, large capital outlays would not be required, since most laboratories can readily do the necessary testing.

Sveshnidov/Kiselev have already tested their technology in Russia and we will be further validating their tests with more specimens from Russia and the United States in controlled clinical settings.

We also have the exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever testing and a proprietary diagnostic reagent a key ingredient commonly used by leading manufacturers of rapid tests. We acquired these rights from AccuDx Corporation in March 2005 for a period of ten years.

History of Grant Life Sciences

We were incorporated in Idaho in 1983 as Grant Silver Inc.  In 2000, we reincorporated in Nevada. On July 30, 2004, we acquired Impact Diagnostics, Inc, a Utah corporation, through the merger of our wholly owned subsidiary into Impact Diagnostics.  We sometimes refer to that transaction as the “Merger”.  As a result of the Merger, Impact Diagnostics became our wholly owned subsidiary.  Impact Diagnostics was formed in 1998 and has been developing a cervical cancer test.  For several years prior to our acquisition of Impact Diagnostics, we engaged in no business.

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

Our Planned Cervical Cancer Test

                We are developing cervical cancer tests that if proven will detect the presence or absence of specific antibodies and proteins that are produced only if cancer-causing HPV is present in the body, and consequent oncogenic, or cancer-promoting, changes have occurred.  Cancer-causing HPV have unique proteins that trigger the disease.  Upon disease onset, the body makes large numbers of antibodies to these unique proteins.  By detecting specific antibodies to cancer-causing HPVs, we believe that our tests will be able to more reliably determine whether a patient has cervical cancer or pre-cancerous lesions than can Pap smear cytology or HPV testing.

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

Initial Cervical Cancer-associated HPV Antibody Validation Studies

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

We are reformatting the assay platform and will conduct validation studies on the refined version of our cervical cancer test in the next few months. We have leased a facility in Los Angeles to conduct these studies. Once the test is validated we will develop a proposed protocol of clinical trials and other studies that will be used to support the submissions we intend to make to the FDA and other foreign regulatory authorities.

Cervical Cancer-associated HPV Antigen Detection Immunoassay Program

We have signed a Memorandum of Agreement (MOU) with Drs. Peter Sveshnikov and Vsevolod Kiselev of the Russian Republic, for the in licensing of technologies highly complimentary to Grants’ antibody-based test for detecting cervical cancer. The Sveshnikov/Kiselev Technology comes to Grant from the US State Department through its Bio-Industry Initiative (BII) program. The BII is designed to foster medical and other biological research and development in the former Soviet Union, to convert former biowarfare scientists to productive peacetime activities. .

Sveshnikov/Kiselev have developed an Enzyme-linked Immunosorbent Assay (ELISA) to detect specific cancer-causing proteins from the human papillomavirus (HPV), the obligate cause of cervical cancer, in cervical mucous and cells (which make up liquid-based pap samples). The test utilizes certain monoclonal antibodies against these cancer-causing HPV proteins for detection. So far, the test is designed to detect cancer-causing proteins from HPV types 16 and 18, which collectively are responsible for most cervical disease. This type-specific antigen test, once fully validated, and expanded to include additional types of HPV associated with cervical dysplasia and cancer, would be a very synergistic compliment test to existing Pap technology. It will provide for very low cost HPV testing as currently performed in Western countries, without the need for additional cervical specimens beyond what is now taken. In addition, large capital outlays would not be required since most laboratories can readily do ELISA testing.

Sveshnidov/Kiselev have already looked at their technology with 1000 Russian samples to confirm the potential of this technology. Grant will be further validating with more specimens from Russia and with the many cervical specimens obtained in the United States under Institutional Review Board approval in controlled clinical settings.

Together, when validated, Grant will have two complementary cervical dysplasia or cancer diagnostic tests that will work on blood serum or cervical mucous and cells. A blood-based test is eminently suitable for the 1.7 billion women worldwide currently are not tested by Pap smear cytology.

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

License AccuDx Rapid Point-of-Care Diagnostic Tests

In conjunction with our primary diagnostic cervical cancer blood test that we are developing, during the year we acquired exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever and proprietary colloidal gold reagent, a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. We acquired these rights from AccuDx. An estimated 40 million people are now living with HIV/AIDS of which nearly 18 million are women and 2 million children. Over 5 million new infections were reported in 2004.

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

Grant Life Sciences has shipped its first order of Malaria rapid diagnostic tests, to India. This product, along with rapid tests for Dengue Fever, HIV-1 and HIV-2, among others, was licensed earlier this year from AccuDx Corp., a biotechnology company based in La Jolla, Calif., founded by Ravi Pottahil, Ph.D., one of the world's leading authorities in the field of HIV/AIDS diagnostics and therapeutics. Grant Life Sciences owns the exclusive rights to AccuDx's rapid tests.

While this initial order totaling $75,000 is admittedly small, nonetheless it is evidence that we are executing our strategy to revitalize AccuDx’s distributor networks in overseas markets.   While we expect revenues to continue to increase, seasonal fluctuations due to the nature of specific diseases will effect monthly sales.  For example, Malaria and Dengue Fever are highly seasonal diseases.  However, to offset seasonal fluctuations, we plan on broadening our family of diagnostic tests utilized at both the point-of-care as well as in the laboratory setting.

The Company’s goal is to have a global distributorship network in place, along with the requisite manufacturing capacity, so that we can begin selling our core product, the immunological serum-based test for detecting Cervical Cancer and its precursors, as soon as it is ready for commercialization .

Intellectual Property

                We rely on patents, licenses from third parties, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

                We entered into an exclusive license with Dr. Yao Xiong Hu on July 20, 2004 for certain processes that we currently include in our cervical cancer tests based on antibodies.  Some of the technology owned by Dr. Hu is covered by a United States patent that has been issued, and some of the technology is covered by a United States patent application that has been filed and is pending. The agreement with Dr. Hu also covers technology included in foreign applications presently pending as PCT applications in China and India. We entered into the license agreement with Dr. Hu on July 20, 2004. The initial term of this license is 17 years, and it automatically renews for successive one-year periods unless voluntarily terminated by us or by Dr. Hu in the event of our insolvency.  Under the license agreement, we are required to pay Dr. Hu a minimum licensing fee of $48,000 per year, which is paid on a monthly basis of $4,000 per month. If the annual royalty exceeds, $48,000, we will also be required to pay to Dr. Hu royalties on a quarterly basis ranging from 1% to 3% depending on the net sales of our product. We have the option to purchase the licensed technology for $250,000 within two years from the date of the agreement. As of the date of this report we have made $24,000 in license fee payments to Dr. Hu.

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

On March 7, 2005, we entered into an Exclusive License Agreement with AccuDx Corporation for a period of ten years, pursuant to which AccuDx granted us the exclusive right to its rapid tests for HIV-1, HIV-2 and dengue fever and its colloidal gold reagent. The license agreement also granted us the ability to manufacture these products at AccuDx’s FDA/GMP-compliant contract manufacturing maquiladora facility in Tijuana, Mexico. In consideration for the license, we agreed to pay AccuDx $15,000 in cash and deliver a promissory note in the principal amount of $35,000 payable in equal quarterly installments for a two-year period and bearing 6% interest on the unpaid principal. We also agreed to pay AccuDx a 3% royalty on net sales of the products under the license.

On April 10, 2006 we announced the signing of a memorandum of understanding (MOU) with Diagnostic Technologies LTD. (“DTL”), a company incorporated under the laws of the State of Israel whereby DTL will carry out a short-term assessment in order to evaluate the feasibility and viability of the results for DTL to enter in a new product development, and we would grant DTL an irrevocable, worldwide, exclusive, royalty-bearing license to use our Licensed Properties to develop, manufacture, and sell our product for the duration of the patent. In return, we would receive an up-front license fee and royalties on all sales.

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

                For the fiscal years ended December 31, 2005 and 2004, we spent approximately $502,325 and $450,540, respectively, on research and development.

Manufacturing

                We outsource the manufacture of the products sold under license from AccuDx and plan to outsource the manufacturing and assembly of our planned cervical cancer tests to third parties.  We do not currently have arrangements in place with any such third parties for the latter.

Suppliers

                We develop the processes including proteins and other technology that we use in our proposed tests, and license certain other technology from third parties.  We believe that the reagents and other supplies we will use to manufacture our test may be readily obtained from multiple suppliers.

Employees

As of March 31, 2006, we had five employees and retained three consultants on a part-time basis.  Our employees consist of our three executive officers, a director of international marketing and one administrative assistant.  During the next 12 months, we anticipate that we may add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Item 2. Properties

We currently lease our principal executive offices in Los Angeles and office space in Murray, Utah.  Part of our Utah office space is subleased for $800 per month on a month to month basis. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

Location	Use	Square Feet	Rent Payments	Term	Leased From
3550 Wilshire Blvd., Ste 1700, Los Angeles CA 90010	Principal Executive Offices	Approximately 500 square feet	$979 per month	month to month	Wilshire Business Center, LLC
64 East Winchester Suite 205 Murray, Utah 84107	Offices	Approximately 1330 square feet	$1,663 per month	Month to month	Plaza 6400, LLC

Item 3. Legal Proceedings

We are not currently a party to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

Items 5. Market for Registrant’s Common Equity and Related Security Holder Matters

                Our common stock is quoted on the OTC Bulletin Board under the symbol “GLIF.OB.”  The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock from January 1, 2004 through December 31, 2005, as reported by the OTC Bulletin Board.  The stock was not actively traded in the first ½ of 2004. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2004	$0.04	$0.04
Second Quarter 2004	$0.04	$0.04
Third Quarter 2004	$0.80	$0.04
Fourth Quarter 2004	$1.40	$0.64
First Quarter 2005	$0.90	$0.30
Second Quarter 2005	$0.53	$0.13
Third Quarter 2005	$0.17	$0.006
Fourth Quarter 2005	$0.039	$0.005

                On April 7, 2006, the last reported bid price of our common stock as reported on the OTC Bulletin Board was $0.025 per share.  As of March 31, 2006, we had approximately 165 shareholders of record.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, granted to employees, directors and consultants, under its 2004 Stock Incentive Plan as of December 31, 2005.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation approved by Security Holders	4,170,952	$0.18	20,829,048
Equity Compensation not approved by Security Holders (1)	250,000	$0.18	N/A
TOTAL	4,420,952	$0.18

(1)	Includes 250,000 warrants to purchase shares at $0.18 issued to a consultant for performing research services for performed on our behalf, prior to the Merger in July 2004.

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

We are considered a development stage company. In 2003 and 2004, we had no revenues and incurred net losses of $253,881 and $1,910,350, respectively.  In 2005, we had revenues of $72,675 and incurred net losses of $4,634,331. Since inception in July 1998, we have incurred cumulative losses of $8,015,670.

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

Stock-Based Compensation

  On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123R are effective as of the first interim period that begins after December 15, 2005. The Company adopted this Statement early, for the year 2004. The company incurred expense of $976,986 in 2005 and $426,081 in 2004 for the stock options granted under its 2004 Stock Incentive Plan. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS No. 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Accounting for Derivatives

In June 1998, FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In June 2005, the Company obtained a commitment from accredited investors to purchase convertible debt with warrants. The Company evaluated the transaction as a derivative transaction in accordance with SFAS No. 133. The transactions, to the extent that it is to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability for the fair value of the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability").

The Company accounts for warrants and embedded conversion features as described in SFAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between the convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures at each reporting date are recorded as adjustments to the liabilities.

•	The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives is included as other income (expense).

Plan of Operations

During the next year, we expect we may acquire laboratory assets to augment our clinical research and development efforts, which are presently outsourced, and may continue to be outsourced. We have relocated our offices to California where our chairman, president and our chief financial officer reside. In conjunction with this relocation, we have terminated our lease of our office in Raleigh, North Carolina

During the next 12 months, we plan to continue the development of our cervical cancer screening tests.  We intend to continue to validate the effectiveness of the processes that we currently use in the tests we are developing through trials. In the near term, we plan to meet with regulatory agencies in the United States and in other countries to determine the clinical trials and studies we will have to undertake and the data and other information we will be required to submit to them to support our future applications for authority to market and sell our planned cervical cancer tests in those countries.  We also plan to:

•	begin studies and clinical trials in the United States and other countries that will be required in connection with our regulatory applications.
•	validate the HPV antigen detection immunoassay. We intend to continue the development of this project once the assay is verified in its current format.
•	register the HIV-1/II rapid test in India and several other Asia countries. The sales of HIVI/II, malaria, dengue fever tests in Asia are expected to increase significantly.

During the next 12 months, we anticipate that we may add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas. We also intend to explore alternate means of developing and marketing our cervical cancer tests by other means such as alliances, joint development, and licensing.

Liquidity and Capital Resources

We do not have sufficient capital to satisfy our cash requirements through the next twelve months. As of December 31, 2005, we had total current assets of $987,481 and total current liabilities of $478,595. Our cash flow used in operations was $1,499,163 during the year ended December 31, 2005. Additionally we used $5,743 to acquire new property and equipment during the period. We met our cash requirements during the year 2005 through the placement of $2,000,000 of convertible notes payable.

Our auditors have added an explanatory paragraph to their opinions to our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.

In connection with the Merger, between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our company of $1,754,375, or $1,494,937 net after deduction of offering costs.  Net proceeds after legal, accounting, printing and other fees was approximately $1,437,000. Each unit was comprised of five (5) shares (or 9,560,625 shares) of our common stock and a warrant to purchase one (1) share of our common stock at an exercise price of $0.1835 per share. During the year 2005, we sold 567,000 shares of our common stock for a total consideration of $14,420 through the exercise of stock options and warrants.

We plan to raise additional capital in the next twelve months through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.  However, we currently do not have any committed sources of financing.  We may not be able to raise additional financing on acceptable terms when we need to, or we may be unable to raise additional financing as all.

On March 7, 2005, we entered into an Exclusive License Agreement with AccuDx Corporation (“Licensor”) for a period of ten years, pursuant to which we were granted the exclusive right to Licensor’s rapid tests for HIV-1, HIV-2 and Dengue Fever and its colloidal gold reagent. The Agreement also granted us the right to manufacture these products at the Licensor’s FDA/GMP-compliant contract manufacturing maquiladora facility in Tijuana, Mexico. In consideration for the License, we agreed to pay Licensor $15,000 in cash and deliver a promissory note in the principal amount of $35,000 payable in equal quarterly installments for a two-year period and bearing 6% interest on the unpaid principal. We also agreed to pay the Licensor a 3% royalty on net sales of the products under the License. We also entered into a Consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License in exchange for 310,000 shares of our common stock, which were to be issued as follows: one-third on September 7, 2005, one-third on March 7, 2006 and one-third on September 7, 2006. No shares have yet been issued.

On March 15, 2005, we issued an 8% Senior Secured Note due June 15, 2005, in the aggregate principal amount of $200,000 (the “Note”) and a warrant to purchase up to an aggregate of 250,000 shares of the our common stock (the “Warrant”) to DCOFI Master LDC, for net proceeds of $165,000. The Note and Warrant were issued in a private placement pursuant to Section 4(2) of the Exchange Act of 1933 and Rule 506. Proceeds from the sale were used for working capital and general corporate purposes. The Note bore interest at a rate of 8% per annum, and was secured by the assets of the Company. Interest was payable in cash monthly. The Warrant was exercised during the fourth quarter of 2005 and the note repaid on June 15, 2005.

We entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on June 14, 2005 for the sale of (i) $2,000,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 7,692,308 shares of our common stock.

•	On June 15, 2005, the investors purchased $700,000 in callable secured convertible notes and received warrants to purchase 2,692,307 shares of the Company’s common stock.
•	On August 18, 2005, the investors purchased $600,000 in callable secured convertible notes and received warrants to purchase 2,307,692 shares of the Company’s common stock.
•	On August 30, 2005, the investors purchased $700,000 in callable secured convertible notes and received warrants to purchase 2,692,307 shares of the Company’s common stock.

The Notes bear interest at 10%, mature three years from the date of issuance, and, subject to the filing of an amendment to the Company’s certificate of incorporation increasing its authorized stock, are convertible into our common stock, at the investors' option, at a conversion price equal to the lower of (i) $0.40 or (ii) 50% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of February 28, 2006, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.0184 and, therefore, the conversion price for the secured convertible notes was $.009. As of February 28, 2006 the outstanding principal for the foregoing notes is $1,529,688, Therefore based on this conversion price, the callable secured convertible notes, excluding interest, would be convertible into 166,270,435 shares of our common stock.

In January 2006, the Company was served with a default notice by the holders of the $2,000,000 convertible notes. The default was the result of the Company’s not having maintained an effective registration statement for sufficient shares to permit the noteholders to continue conversion of the notes to common shares. In February 2006, the notice of default was withdrawn in exchange for an agreement with the Company whereby the rate at which the notes could be converted was reduced from 50% to 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

We may prepay the callable secured convertible notes in the event that no event of default exists, there are a sufficient number of shares available for conversion of the callable secured convertible notes and the market price is at or below $.40 per share. The full principal amount of the callable secured convertible notes is due upon default under the terms of callable secured convertible notes. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property.

The Warrants are exercisable until five years from the date of issuance at a purchase price of $0.45 per share. In addition, the exercise price of the warrants is adjusted in the event the Company issues common stock at a price below market.

The investors have contractually agreed to restrict their ability to convert the callable secured convertible notes and exercise the warrants and receive shares of the Company’s common stock such that the number of shares of the Company common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of common stock.

We plan to raise additional capital in the next twelve months through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.  However, we currently do not have any committed sources of financing.  We may not be able to raise additional financing on acceptable terms when we need to, or we may be unable to raise additional financing as all.

Risks Related to our Business

We are a development stage company and we have no meaningful operating history on which to evaluate our business or prospects.

We acquired Impact Diagnostics on July 30, 2004.  For several years prior to that acquisition, we did not engage in any business.  Impact Diagnostics was formed in 1998 and has been developing a cervical cancer screening test.  This in addition to the limited sale of the AccuDx products and investigation of additional technology related to cervical cancer screening is our only business.  Impact Diagnostics has only a limited operating history and has generated no revenue.  The limited operating history of Impact Diagnostics makes it difficult to evaluate our business prospects and future performance.  Our business prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as the biotechnology market.

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

We have incurred net losses to date and expect to continue to incur net losses for the foreseeable future.  We may never become profitable.

We have had substantial operating losses since our inception and have never earned a profit. We incurred net losses of $646,201 in fiscal 2002, $253,881 in fiscal 2003, $1,910,350 in fiscal 2004, $4,634,331 for the year ended December 31, 2005, and $8,015,670 from inception in 1998 through December 31, 2005. Our accumulated deficit at December 31, 2005 was $8,015,670.

Our losses have resulted principally from:

·        expenses associated with our research and development programs and development or our cervical cancer tests;

·        expenses associated with the Merger; and

·        administrative and facilities costs which include significant charges resulting from the required accounting for loans and stock options.

We expect to incur significant and increasing operating losses for the next few years as we complete development of our cervical cancer tests, initiate clinical trials, seek regulatory approval, expand our research and development, advance other product candidates into development and, if we receive regulatory approval, market and sell our products.  We may never become profitable.

We will be required to raise additional capital to fund our operations, and if we are unable to obtain funding when needed, we may need to delay completing the development of our planned cervical cancer tests, scale back our operations or close our business.

Our auditors have added an explanatory paragraph to their opinions to our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.  If we are unable to continue as a going concern, you could lose your entire investment in us.

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

We currently have no sales or marketing organization for our cervical cancer tests.  When we complete the development of our cervical cancer tests and receive the required regulatory approvals, we will attempt to market and sell our tests to laboratories and directly to physicians, hospitals, clinics and other healthcare providers.  We plan to market and sell our tests to laboratories in the United States and globally through third party distributors.  We do not currently have any arrangements with any distributors and we may not be able to enter into arrangements with qualified distributors on acceptable terms or at all.  If we are unable to enter into distribution agreements with qualified distributors on acceptable terms, we may be unable to successfully commercialize our tests.

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

Regardless of FDA approval status in the U.S., we will need to obtain certification of our tests from regulatory authorities in other countries prior to marketing and selling in such countries. The amount of time needed to achieve foreign approval varies from country to country, and regulatory approval by regulatory authorities of one country cannot by itself guarantee acceptance by another country’s regulatory body.. Additionally, implementation of more stringent requirements or the adoption of new requirements or policies could adversely affect our ability to sell our proposed tests in other countries. We may be required to incur significant costs to comply with these laws and regulations. If the US and/or other countries do not issue patents to us, our operating results will suffer and our business may fail.

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

We plan to file patent applications for any additional technology that we create in the future.  We cannot guarantee that our patent applications will result in patents being issued in the United States or foreign countries.  In addition, the U.S. Patent and Trademark Office may reverse its decision or delay the issuance of any patents that may be allowed.  We also cannot guarantee that any technologies or tests that we may develop in the future will be patentable.  In addition, competitors may develop products similar to ours that do not conflict with patents we may receive.  If our patents are issued, others may challenge these patents and, as a result, our patents could be narrowed or invalidated, which could have a direct adverse effect on our earnings and profitability.

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

Our success will depend partly on our ability to operate without infringing upon the proprietary rights of others, as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action in order to protect our proprietary rights.  Although we attempt to avoid infringing upon known proprietary rights of third parties, and are not aware of any current or threatened claims of infringement, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and management's attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Any of these results could lead to liability, substantial costs and reduced growth prospects, any or all of which could negatively affect our business.

We do not have any manufacturing facilities and although we have made arrangements with a third party to use its manufacturing facility, the arrangement is subject to a license agreement.

We have no capacity to manufacture our proposed tests.  Although we have not established any arrangements with third party manufacturers, we plan to make arrangements pursuant to a licensing agreement to use a manufacturing facility that our licensor has used in the past.  If the licensing agreement expires or is terminated, we cannot guarantee that we will be able to enter into any such other arrangements on favorable terms, or at all.

If we are able to market and sell our cervical cancer tests, we may be subject to product liability claims or face product recalls for which our insurance may be inadequate.

If we complete development of our cervical cancer tests and begin to sell them we will be exposed to the risk of product liability claims and product recalls.  We currently do not market any products and therefore have obtained only general liability insurance coverage.  Any failure to obtain product liability insurance in the future that is not continually available to us on acceptable terms, or at all, or that is sufficient to protect us against product liability claims or recalls, may not have enough funds to pay legal fees and/or any judgments in connection with any such claims which would have an adverse affect on our operating results and could cause our business to fail.

If we are unable to manage our anticipated future growth, we may not be able to implement our business plan.

We currently have seven employees and retain consultants on a part-time basis.  In order to complete development of our tests, obtain FDA and other regulatory approval, seek insurance reimbursement, begin to market and sell our tests, begin the production of our tests and continue and expand our research and development programs, we will need to hire significant additional qualified personnel and expand or implement our operating, administrative, information and other systems.  We cannot guarantee that we will be able to do so or that, if we do so, we will be able to effectively integrate them into our existing staff and systems.  We will also have to compete with other biotechnology companies to recruit, hire and train qualified personnel.  If we are unable to manage our growth, we may not be able to implement our business plan and our business could fail.

Risks Relating to Our Current Financing Arrangement:

There Are A Large Number Of Shares Underlying Our Callable Secured Convertible Notes, And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Market Price Of Our Common Stock.

As of December 31, 2005, we had 126,486,518 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 122,375,000 shares of common stock at current market prices, and outstanding options and warrants or an obligation to issue warrants to purchase 14,575,962 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below a conversion price of $0.025.

% Below Market	Price Per Share	With Discount at 50%	Number of Shares Issuable	% of Outstanding Stock

25%	$.0188	$.0094	320,000,000	84.57%
50%	$.0125	$.0063	480,000,000	89.15%
75%	$.0063	$.0031	960,000,000	94.27%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature Of Our Callable Secured Convertible Notes May Encourage Investors To Make Short Sales In Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock.

The callable secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance Of Shares Upon Conversion Of The Callable Secured Convertible Notes And Exercise Of Outstanding Warrants May Cause Immediate And Substantial Dilution To Our Existing Stockholders.

The issuance of shares upon conversion of the callable secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their callable secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If We Fail To Obtain Stockholder Approval to Increase our Authorized Shares of Common Stock, We May Be Required to Repay the Callable Secured Convertible Debenture As Well As Various Penalties.

We presently do not have an adequate amount of authorized and unissued shares of common stock to issue in connection with the financings entered into with the selling stockholders in June 2005. In May 2006 we intend to hold a meeting for the purpose of obtaining stockholder approval to increase our authorized shares of common stock of which we can provide no assurance that we will be able to obtain. In the event that we are unable to obtain an increase in our authorized common stock, we will be required to repay the callable secured convertible debenture and we will be subject to prepayment penalties.

If We Are Required For Any Reason To Repay Our Outstanding Callable Secured Convertible Notes, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Callable Secured Convertible Notes, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

On June 14, 2005, we entered into a financing arrangement involving the sale of an aggregate of $2,000,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,692,308 shares of our common stock. The callable secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

As of March 31, 2006, we had outstanding 126,486,518 voting shares.  Some of our outstanding voting shares are eligible for sale under Rule 144, are otherwise freely tradable or will become freely tradable under Rule 144. Sales of substantial amounts of shares of our common stock into the public market could lower the market price of our common shares.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated) who has owned shares for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (i) 1% of the number of our common shares then outstanding (which equals approximately 1,264,865 shares of common stock) or (ii) the average weekly trading volume of our common shares during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.  Sales under Rule 144 are public information about us.  Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has owned the shares proposed to be sold for at least two years, is entitled to sell his shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2004 or as of the date of this report.

Item 7. Financial Statements

The reports of the independent auditors and financial statements are set forth in this report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On January 24, 2005, the Audit Committee of Grant Life Sciences, Inc. (the “Company”) engaged Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as our independent registered public accounting firm to audit its financial statements for the year ending December 31, 2004. Prior to engaging RBSM, neither the Company, nor anyone on our behalf, consulted with RBSM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters.

On January 24, 2006, Grant Life Sciences, Inc. dismissed Russell Bedford Stefanou Mirchandani LLP as its principal independent accountant. Effective January 24, 2006, we engaged Singer Lewak Greenbaum & Goldstein LLP as our new principal independent accountant. Our board of directors has approved the dismissal of Russell Bedford Stefanou Mirchandani LLP and the appointment of Singer Lewak Greenbaum & Goldstein LLP as our new principal independent accountants.

From the date of Russell Bedford Stefanou Mirchandani LLP's appointment through the date of their dismissal on January 24, 2006, there were no disagreements between our company and Russell Bedford Stefanou Mirchandani LLP on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Russell Bedford Stefanou Mirchandani LLP would have caused Russell Bedford Stefanou Mirchandani LLP to make reference to the matter in its reports on our financial statements.. The report on the financial statements prepared by Russell Bedford Stefanou Mirchandani LLP for the fiscal period ending December 31, 2004 contained a paragraph with respect to our ability to continue as a going concern.

Prior to engaging Singer Lewak Greenbaum & Goldstein LLP, we did not consult Singer Lewak Greenbaum & Goldstein LLP regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered our financial statements, and neither a written report was provided to our company nor oral advice was provided that PricewaterhouseCoopers concluded was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Singer Lewak Greenbaum & Goldstein LLP, Singer Lewak Greenbaum & Goldstein LLP has not provided our company with either written or oral advice that was an important factor considered by our company in reaching a decision to change our company's new principal independent accountant from Russell Bedford Stefanou Mirchandani LLP to Singer Lewak Greenbaum & Goldstein LLP.

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

During the last quarter of 2005, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None

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

Name	Age	Position
Stan Yakatan	63	Chairman of the Board of Directors
Dr. Hun-Chi Lin	53	President, Chief Scientific Officer, Director
Don Rutherford	66	Chief Financial Officer
Michael Ahlin	57	Vice President, Director
Jack Levine	55	Director - Chairman of Audit Committee, member of Compensation Committee

                Stan Yakatan.  Mr. Yakatan has been the Chairman of the Board of Directors since July 2004, and was the Chief Executive Officer from July 2004 until August 2005. From September 1984 to the present, Mr. Yakatan has been the Chairman, President and Chief Executive Officer of Katan Associates, a life sciences advisory business.  From 2000 to 2005 Mr. Yakatan was also a director of Lifepoint, Inc., a manufacturer of drug and alcohol testing systems, and is a strategic advisor to the state government of Victoria, Australia.  Between 1968 and 1989, Mr. Yakatan held various senior executive positions with New England Nuclear Corporation (a division of E.I. DuPont), ICN Pharmaceuticals, Inc., New Brunswick Scientific Co., Inc. and Biosearch.

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

               Don Rutherford. Mr. Rutherford, is the Chief Financial Officer. He is a limited partner with Tatum CFO Partners, LLP in Orange County, California, which he joined in January 2000. Tatum CFO Partners provides supplemental, interim, project, or employed executives for clients that range from emerging growth to large multinational public companies. Pursuant to such employment, Mr. Rutherford has been contracted out as an executive officer for various corporations. Since January 2004, he has been a board member and chairman of the audit committee of Performance Capital Management LLC, a public financial services company. Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant. He also holds a BASc in Industrial Engineering from the University of Toronto.

                Jack Levine.  Mr. Levine has been a director since July 2004.  Since 1984, Mr. Levine has been the President of Jack Levine, PA, a certified public accounting firm.  Since 1999, Mr. Levine has served as a director and the chairman of the audit committee of SFBC International Inc., a clinical research organization. On January 2006 Mr. Levine became Chairman of the Board of Directors. of SFBC International Inc. Mr. Levine is also a director, Chairman of the Audit and Asset Liability Committees and a member of the Executive Committee of Beach Bank, a director and Chairman of the Audit Committee of The Prairie Fund, a mutual fund, and a director of RealCast Corporation, an internet streaming company.  Mr. Levine is a certified public accountant licensed by the State of Florida.

Dr. Hun-Chi Lin. Dr. Lin has been the President, Chief Scientific Officer, and a Director since October 2005. Since 2003, Dr. Hun-Chi Lin has been co-founder and President of XepMed, Inc., which develops medical devices used for separating blood components and treating infectious diseases. From 1999 to present, Dr. Lin has been co-founder and President of BioMedical Research Laboratories, Inc., which developed a Web-based healthcare partner-connectivity system to be used by individual health maintenance organizations, individuals, and in clinical trials. From 1996 to 1999, Dr. Lin was Director of Clinical Trials at Specialty Laboratories (NYSE: SP), where he built and managed a clinical trials division that had the broadest esoteric-testing capabilities in the CRO (Contract Research Organization) industry.

The Board of Directors has a standing Audit Committee and Compensation Committee. The Board is composed of 2 independent directors and 2 directors, who are also Officers of the Company. The Committees are made up of only independent directors. The Chairman of the Audit Committee is Mr. Jack Levine. The Board of Directors has determined that Mr. Levine, an independent director, is an “audit committee financial expert” as that term is defined by Item 401(e) of Regulation S-B.

Code of Ethics

On December 15, 2004, we adopted a written code of ethics that governs all of our officers, directors and finance and accounting employees. The code of ethics is incorporated by reference herewith as Exhibit 14.1 and is posted on our website at www.grantlifesciences.com.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the company and on written representations from certain reporting persons, the Company believes that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

Item 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2005, 2004 and 2003.With the exception of the compensation paid to Pete Wells, all compensation information for the year 2003 shown in the table was paid by Impact Diagnostics prior to the Merger.

Name and Principal Position	Year	Salary		Bonus	Other Compensation	Long term compensation awards - # of securities underlying Stock Options
Stan Yakatan, Chairman and Former Chief Executive Officer (1)	2005 2004 2003	$ $ $	112,500 60,000 -	- - -	- - -	1,720,952 2,868,254
Michael Ahlin, Vice Former President (2)	2005 2004 2003	$ $ $	110,488 144,000 58,050	- - -	- - -	- - -
Dr Hun-Chi Lin, President and Director (2)	2005 2004 2003	$ $ $	15,000 - -	- - -	- - -	- - -
Dr. Mark Rosenfeld, former Vice President (4)	2005 2004 2003	$ $ $	- 111,429 58,050	- $18,106 -	- - -	- - -
Donald Rutherford Chief Financial Officer (6)	2005 2004 2003		$78,093 - -	- - -	- - -	750,000 - -
Pete Wells former President (5)	2005 2004 2003		- - -	- - -	- - -	- - -

(1)
Between May and June 2004, Impact Diagnostics paid Mr. Yakatan $5,500 per month for consulting services to Impact Diagnostics in connection with the Merger.  Beginning in July 2004, Mr. Yakatan received $10,000 per month for acting as our Chief Executive Officer which position he resigned in August 2005 and continues to be paid $1,500 per month as Chairman of the Board of Directors. As of the end of 2004, $15,000 of his gross salary had not been paid to Mr. Yakatan. Mr. Yakatan does not have an employment contract with the company. As an incentive to join the company, Mr. Yakatan was granted 2,868,254 stock options, with an exercise price of $0.18, under the Company’s Stock Incentive Plan, 1,147,302 options of which he forfeited upon his resignation. These options vested as follows: 573,650 on July 6, 2004; 1,147,302 on July 6, 2005 and 1,147,302 on July 6, 2006, the latter being forfeited when Mr. Yakatan resigned as CEO.

(2)
Dr. Lin joined the Company as President, Chief Scientific Officer and Director in October 2005 with a monthly salary of $5,000. He is also entitled to 500,000 share options at $0.05 per share 1/3 vesting effective the date of hiring and the remaining 2/3 quarterly over 2 years, however those options have not been issued.

(3)
Includes $27,488 unpaid at the end of 2005. Mr. Ahlin had an employment contract with the company which set his monthly salary at $12,000. The employment contract can be terminated by the Company at any time. During 2005 the pay rate was reduced to $5,000 per month..

(4)
Dr. Mark Rosenfeld resigned on Oct 11, 2004. He had an employment contract with the company which set his monthly salary for 2004 at $12,000 per month. After his resignation, he continued to work as a consultant to the company through December 31, 2005. He was paid $5,000 per month for his consulting work.

(5)	Mr. Wells was President of the inactive public company prior to the merger.
(6)	Mr. Rutherford joined the Company as CFO on April 1, 2005 at an annual salary of $125,000. He was granted 750,000 share options at $0.18 vesting 1/3 immediately and the remainder over 3 years.

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

Options Granted in the Last Fiscal Year
(Individual Grants)

Name	Number of shares of common stock underlying options granted	Percent of Total Options granted to Employees in 2005	Exercise Price ($ per share)	Expiration Date
Donald W. Rutherford, CFO (1)	750,000	100%	$0.18	July 2015

(1) 250,000 of the options vested immediately; the remainder vesting monthly over two years

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Unexercised Options at yr-end 2005 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at yr-end 2005 Exercisable/Unexercisable ($) (1)
Donald W Rutherford, CFO	0	0	416,666/333,334	$0/ $0

(1) the closing price of the Company’s common stock as of December 31, 2005 was $0.021 per share.

Compensation of Non-Employee Directors

                We pay our directors who are not employees of Grant Life Sciences a director’s fee of $4,000 per year.  Each non-employee director also is paid $300 per hour for attending any meeting of the Board of Director and each Board committee meeting, up to a maximum of $1,200 per meeting.  We have granted to each non-employee director options to purchase 100,000 shares of our common stock , when they joined the board. Mr. Levine received these options when he joined the board, at an exercise price of  $0.18, 50,000 of which were first exercisable in July 2005. The remaining 50,000 will be exercisable in July 2006.

                Non-employee directors will receive additional options to purchase 50,000 shares of our common stock at the start of each year that they serve as directors.  These options will have an exercise price equal to the market value at the time they are granted.  One third of the options will become exercisable on each of the first, second and third anniversaries of the date of their grant.  Jack Levine is a non-employee director and received these options at an $0.18 exercise price in July 2004 when he was appointed to the Board effective after the Merger. The next grant of options for 2005 has not yet been made. Mr. Yakatan became a non-employee director after his resignation as CEO in 2005 and is paid $1,500 per month for his services as Chairman of the board of directors.

                In addition to the fees and options which they receive for serving as non-employee directors, the chairmen of each of our Audit Committee and Compensation Committees each receives an annual fee of $2,500 and $1,500, respectively, for each year that he or she serves as chair of their respective committees.  The chairman of each of these committees also receives options to purchase an additional 25,000 shares of our common stock for each year that he or she serves as chairman of the committee.   One third of these options becomes exercisable on the first, second, and third anniversary of the date of the grant.  Jack Levine is the chairman of the Audit Committee. Initial options were granted in July 2004, at an exercise price of $0.18, when the Chairman were appointed and options for 2005 have yet to be granted.

Employment contracts and termination of employment and change-in-control arrangements

We have the following employment contracts with the named executive officers:

               Dr. Hun-Chi Lin has an employment agreement with the Company.  Pursuant to this employment agreement, Dr. Lin is to be paid an annual salary of $60,000 for approximately 50% of his time and the Board of Directors of the Company has the discretion to grant an annual bonus.  Dr. Lin is to be granted 500,000 share options at $0.05 per share vesting 1/3 immediately and 2/3 quarterly over 2 years from date of hiring and is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Dr. Lin may terminate the agreement at any time upon 30 days written notice.

Donald W Rutherford has an employment agreement with the Company.  Pursuant to this employment agreement Mr. Rutherford is be paid an annual salary of $125,000 for approximately 50% of his time.  Mr. Rutherford was granted 750,000 share options at $0.18 per share vesting 1/3 immediately and 2/3 quarterly over 2 years from date of hiring and is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Mr. Rutherford may terminate upon 3o days written notice.

The Company has an employment agreement with Mr. Ahlin. Under the terms of the agreement he is to receive as compensation a monthly salary of $12,000. The Board of Directors has the discretion to grant an annual bonus to Mr. Ahlin. Mr. Ahlin is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company. The Company currently has no benefit plans. The employment agreement provides that either we or Mr. Ahlin may terminate the agreement at any time. Effective January 2006, Mr. Ahlin has agreed to reduce his monthly salary to $5,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                The following table lists stock ownership of our common stock as of March 15, 2006.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Stan Yakatan 155 Lyndon — First Court Hermosa Beach, CA 90254	Chairman of the Board of Directors	1,720,952	(2)	1.3%

Jack Levine 16855 N.E. 2nd Avenue, Suite 303 N. Miami Beach, FL 33162	Director	663,559	(3)	0.5%

Dr. Hun-Chi Lin 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	President and Director	-		-

Michael Ahlin 3125 Creek Road Park City, UT 84098	Vice President and Director	6,423,900	(4)	5.1%

Don Rutherford 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	Chief Financial Officer	416,666	(5)	0.4%

All directors and officers as a group		9,266,744	(6)	7.2%
______________________
* Less than one percent

(1) Applicable percentage ownership is based on 126,486,518 shares of common stock outstanding as of March 9, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 9, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Represents options to purchase 1,720,952 shares of our common stock beneficially owned by Mr. Yakatan exercisable within 60 days.
(3) Includes warrants and options to purchase 173,093 shares of our common stock beneficially owned by Mr. Levine that are exercisable within 60 days. Does not include options to purchase 99,999 shares of our common stock that are not exercisable within 60 days.
(4)  Includes 1,253,000 shares of our common stock held by Princess Investments. Mr. Ahlin has voting power over securities held by Princess Investments.
(5) Represents options to purchase 458,333 shares of our common stock exercisable within 60 days. Does not include options to purchase 291,667 shares of our common stock that are not exercisable within 60 days.
(6) Includes options to purchase 2,254,286 shares of our common stock and warrants to purchase a total of 98,092 shares of our common stock exercisable within 60 days. Does not include options to purchase a total of 391,666 shares of our common stock not exercisable within 60 days.

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

Messrs. Seth Yakatan and Clifford Mintz have been contracted as consultants to us in the business development area since November 1, 2004 and August 1, 2004, respectively. They were paid $5,000 each month for their services which were terminated December 31, 2005 and March 31, 2005 respectively. Mr. Yakatan is the son of Stan Yakatan, our President, CEO and Board Chairman. Mr. Mintz is an affiliate of Katan Associates, of which Stan Yakatan is the Chairman.

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

10.8	Incentive Stock Option Agreement, dated as of July 6, 2004, between Impact Diagnostics, Inc. and John C. Wilson.
10.9	Employment Agreement between Michael L. Ahlin and Impact Diagnostics, Inc., dated January 1, 2004, as amended by the Amendment of Employment Agreement, dated July 1, 2004.
10.11	Exclusive License Agreement between Impact Diagnostics Incorporation and Dr. Yao Xiong Hu, M.D., dated July 20, 2004 (incorporated by reference to Form 10-QSB filed with SEC on November 19, 2004).
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

10.18	8% Senior Secured Note dated March 15, 2005 in the name of DCOFI Master LDC (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).

10.19	Common Stock Purchase Warrant dated March 15, 2005 (incorporated by reference herein to the Current Report on Form 8-K filed on March 21, 2005).
14.1	Code of Ethics. (incorporated by reference herein to the Annual Report on Form 10-KSB filed on March 31, 2005).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP
23.2	Consent of Russell Bedford Stefanou Mirchandani LLP
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Section 302.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350.

Item 14. Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of the company’s 2005 annual financial statements and review of the 2005 10-KSB was $35,000

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the company’s 2004 annual financial statements and review of the 2004 10-KSB was $47,215. The aggregate fees billed for professional services rendered by Tanner+Co for review of the 2004 10-KSB and of the financial statements and services in connection with statutory and regulatory filings or engagements for 2005 was $22,080.

Audit-Related Fees

We incurred $0 fees for the years ended 2005 and 2004 for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees”.

Tax Fees
Russell Bedford Stefanou Mirchandani LLP performed tax services for the 2004 tax returns at a cost of $5,000.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2005 and December 31, 2004.

The charter of the Company’s Audit Committee, which was established by the Board of Directors in July 2004, includes a written policy regarding the pre-approval of audit and permitted non-audit services to be performed by our independent auditors, Singer Lewak Greenbaum & Goldstein LLP. All services provided by Singer Lewak Greenbaum & Goldstein LLP, both audit and non-audit must be pre-approved by the Audit Committee. The Audit Committee’s charter specifies that the Committee is directly responsible for the appointment, compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing its audit report or any related work. The charter specifies that the Committee meet at least quarterly with the independent auditor in separate executive sessions. All services provided by our principal accountant since July 2004 have been pre-authorized by the Audit Committee. The Directors and Officers of Impact Diagnostics, Inc. were responsible for engaging auditors for the audit of the 2003 Impact financial statements, as this entity was a private company prior to the merger on July 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

By: /s/ Hun-Chi Lin
Hun-Chi Lin
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stan Yakatan Stan Yakatan	Chairman of the Board of Directors	April 17, 2006

/s/ Hun-Chi Lin Hun-Chi Lin	President and Director	April 17, 2006

/s/ Donald Rutherford Donald Rutherford	Chief Financial Officer	April 17, 2006

/s/ Michael Ahlin Michael Ahlin	Vice President and Director	April 17, 2006

/s/ Jack Levine Jack Levine	Director	April 17, 2006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GRANT LIFE SCIENCES, INC.
(A development stage company)

GRANT LIFE SCIENCES, INC.
(A development stage company)
Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	42
Consolidated Balance Sheets as of December 31, 2005 and 2004	44
Consolidated Statements of Losses for the years ended December 31, 2005 and 2004 and for the period July 9, 1998 (date of inception) through December 31, 2005	45
Consolidated Statement of Deficiency in Stockholders’ Equity for the period July 9, 1998 (date of inception) through December 31, 2005	46 to 48
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and for the period July 9, 1998 (date of inception) through December 31, 2005	49 to 50
Notes to Consolidated Financial Statements	51 to 66

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grant Life Sciences, Inc.
Los Angeles, California

We have audited the consolidated balance sheet of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2005 and the related consolidated statements of losses, deficiency in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company is in the development stage and has not established a significant source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP.
Singer Lewak Greenbaum & Goldstein LLP. Los Angeles, California February 28, 2006

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors
Grant Life Sciences, Inc.
Los Angeles

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

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in the Note B to the accompanying financial statements, the company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP

Certified Public Accountants

New York, New York
March 18, 2005

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$800,472	$365,958
Accounts receivable	72,675	-
Miscellaneous receivables	-	3,000
Prepaid expenses	69,125	5,213
Due from employees (Note E)	-	334
Deposits & other assets	45,209	3,263
Total current assets	987,481	377,768

Property and equipment, net of accumulated depreciation
of $5,857 and $8,186 at December 31, 2004 and 2003, respectively (Note D)	14,321	15,240
Deferred financing fees, net of accumulated amortization of $13,542 and $0, at December 31, 2005 and December 31, 2004, respectively	61,458	-

Total assets	$1,063,260	$393,008

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,847	$95,841
Accrued liabilities	130,555	37,000
Accrued interest payable	106,637	7,005
Accrued payroll liabilities	94,680	13,159
Notes payable, current portion (Note F)	21,875	122,500
Total current liabilities	478,594	275,505

Long-term liabilities:
Notes payable - long term (Note F)	350,000	350,000
Convertible notes payable (Note F)	240,491	-
Derivative liability related to convertible notes	2,606,377	-
Warrant liability related to convertible notes	161,472	-
Total Liabilities	3,836,934	625,505
Commitments and contingencies (Note J)	-	- -
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at December 31, 2004 and 2003 (Note G)	-	-
Common stock, par value; $.001, authorized 150,000,000 shares at December 31, 2005 and 2004, 126,486,518 and 56,243,791 shares issued and outstanding at December 31, 2005 and 2004, respectively (Note G)	126,487	56,244
Additional paid in capital	5,400,819	4,190,485
Deferred compensation	(285,308)	(1,097,886)
Deficit accumulated during development stage	(8,015,672)	(3,381,340)
Total deficiency in stockholders' equity:	(2,773,674)	(232,496)
Total liabilities and deficiency in stockholders' equity:	$1,063,260	$393,008
The accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF LOSSES

			For the Period July 9, 1998 (date of inception) through December 31,
	For the Year Ended December 31,		2005
	2005	2004

Sales	$72,675	-	$72,675
Cost of Sales	62,805	-	62,805
Gross Margin	9,870	-	9,870

Operating Expenses:
General and administrative	2,385,740	$1,542,388	4,724,728
Depreciation (Note D)	6,662	4,555	19,403
Acquisition cost (Note C)	-	65,812	65,812
Research and development	502,325	450,540	1,468,505
Total Operating Expenses	2,894,727	2,063,295	6,278,448

Loss from Operations	(2,884,857)	(2,063,295)	(6,266,578)

Other income (expenses):
Gain on extinguishment of debt (Note F)	-	411,597	510,104
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	(887,117)		(887,117)
Interest expense	(862,257)	(258,652)	(1,369,979)

Loss before income taxes	(4,634,231)	(1,910,350)	(8,015,570)
Income tax benefit (expense)	(100)	-	(100)
Net loss	$(4,634,331)	$(1,910,350)	$(8,015,670)

Net loss per common share -
basic and diluted (Note G)	$(0.07)	$(0.04)	n/a
Weighted average shares -
basic and diluted	67,803,070	42,751,142	n/a

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2005

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000

Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,886)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of Senior note payable at $0.0105 per share on 9/8	2,800,000	2,800	-	-	26,600	-	29,400
Partial conversion of Senior note payable at $0.0068 per share on 9/23	2,980,000	2,980	-	-	17,284	-	20,264
Partial conversion of Senior note payable at $0.00423 per share on 9/28	2,980,000	2,980	-	-	9,625	-	12,605
Stock options issued to interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Partial conversion of Senior note payable at $0.00423 per share on 10/3/05	2,980,000	2,980	-	-	9,625	-	12,605
shares issued on exercise of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Partial conversion of Senior note payable at $0.00423/share per share on 10/6/05	2,400,000	2,400	-	-	7,752	-	10,152
Partial conversion of Senior note payable at $0.00423 per share on 10/7/05	500,000	500	-	-	1,615	-	2,115
Partial conversion of Senior note payable at $0.00423 per share on 10/12/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00423 per share on 10/17/05	2,980,000	2,980	-	-	9,625	-	12,605

Partial conversion of Senior note payable at $0.00776 per share on 10/21/05	3,570,000	3,570	-	-	24,205	-	27,775
Partial conversion of Senior note payable at $0.00776 per share on 10/26/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.00776 per share on 11/3/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.0057 per share on 11/8/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0057 per share on 11/11/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0059 per share on 11/15/05	4,230,000	4,230	-	-	20,727	-	24,957
Partial conversion of Senior note payable at $0.0063 per share on 11/18/05	4,230,000	4,230	-	-	22,419	-	26,649
Partial conversion of Senior note payable at $0.0080 per share on 11/23/05	4,230,000	4,230	-	-	29,610	-	33,840
Partial conversion of Senior note payable at $0.01016 per share on 11/30/05	4,230,000	4,230	-	-	38,747	-	42,977
Partial conversion of Senior note payable at $0.0093 per share on 12/6/05	4,230,000	4,230	-	-	35,096	-	39,326
Partial conversion of Senior note payable at $0.00908 per share on 12/9/05	5,650,000	5,650	-	-	45,652	-	51,302
Partial conversion of Senior note payable at $0.00856 per share on 12/16/05	1,010,405	1,010	-	-	7,639	-	8,649
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275			193,275
Net loss for the year	-	-	-	-	-	(4,634,331)	(4,,634,331)
Balance, December 31, 2005	126,486,518	$126,487	$-	$(285,308)	$5,400,819	$(8,015,670)	$(2,773,674)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31,
	2005	2004	2005
Cash flows from operating activities:
Net (loss)	$(4,634,331)	$(1,910,350)	$(8,015,671)
Adjustments to reconcile net (loss) to cash
(used in) operations:
Depreciation (Note D)	6,662	4,555	19,403
Amortization	26,667	-	26,667
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	887,117	-	887,117
Loss on abandonment of assets (Note D)	-	3,790	3,790
Deferred compensation (Note J)	976,986	426,081	1,403,067
Common stock issued in exchange for services rendered (Note G)	244,000	40,000	388,250
Cancellation of stock options	193,275	-	193,275
Interest on convertible notes payable	591,534	-	591,534
Warrants issued in connection with bridge loan	65,540	-	65,540
Warrants issued in exchange for services rendered (Note I)	-	11,000	11,000
Beneficial conversion feature discount (Note F)	-	200,000	298,507
Gain on extinguishment of debt (Note F)	-	(411,597)	(510,104)
Write off of accounts payable due to stockholders	(1,230)	(878)	(2,108)
Acquisition cost (Note C)	-	65,812	65,812
Decrease (increase) in:
Accounts receivable	(69,675)	(3,000)	(72,675) -
Related party receivables	-	14,050	-
Employee receivables	334	33,009	-
Prepaid expense	(63,912)	(5,213)	(69,124)
Deposits & other	(55,070)	(2,563)	(56,335)
(Decrease) increase in:
Accounts payable	29,007	59,882	122,320
Notes payable	21,875	-	21,875
Accounts payable - assumed liabilities	-	(17,506)	(17,506)
Accounts payable - stockholders	-	(38,900)	(38,900)
Accrued expenses	93,556	36,900	128,556
Accrued payroll liabilities	81,521	(38,035)	94,680
Accrued interest payable	106,981	48,030	297,098
Net cash (used in) operating activities	(1,499,163)	(1,484,933)	(4,163,932)

Cash flows from investing activities:
Payments for property and equipment	(5,743)	(16,873)	(37,515)
Net cash used in investing activities	(5,743)	(16,873)	(37,515)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees (Note G)	14,420	1,538,967	1,770,887
Net proceeds from notes payable (Note F)	1,925,000	322,500	3,105,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	(5,000)	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	1,939,420	1,856,467	5,001,919

Net increase (decrease) in cash and cash equivalents	434,514	354,659	800,472
Cash and cash equivalents at beginning of the period	365,958	11,299	-
Cash and cash equivalents at end of the period	$800,472	$365,958	$800,472

See accompanying notes to consolidated financial statements

Supplemental cash flow information for the years ended December 31, 2005 and 2004 and July 9, 1998 (date of inception) through December 31, 2005 is as follows:

	2005	2004	July 9, 1998 (date of inception) through December 31, 2005

Cash paid for interest	$48,114	$10,622	$60,711
Cash paid for income taxes	-	-	0

Non Cash Investing and Financing Transactions:
Loss on abandonment of assets	-	3,790	3,790
Deferred compensation	976,987	426,081	426,081
Common stock issued in exchange for services rendered(G)	244,000	40,000	144,250
Warrants issued in exchange for services rendered(1)	-	11,000	11,000
Gain on extinguishment of debt	-	(411,597)	(510,104)
Write off of accounts payable due to stockholders	(1,230)	(878)	(2,108)

Merger with Impact:
Common stock retained	-	6,000	6,000
Liabilities assumed in excess of assets acquired	-	59,812	59,812
Acquisition cost recognized	-	65,812	65,812

(1)During the year ended December 31, 2004, the Company issued 500,000 shares of stock and one 5-year warrant to purchase 250,000 shares of stock for services provided by consultants prior to the merger.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of, be reported at the lower of the carrying amount or the fair value less costs to sell.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” ("SAB No. 101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB No. 104 incorporates Emerging Issues Task Force No. 00-21, “Multiple-Deliverable Revenue Arrangements” ("EITF 00-21"). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include direct expenditures for goods and services, as well as indirect expenditures such as salaries and various allocated costs.

Liquidity
As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,634,331 and $1,910,350 during the years ended December 31, 2005 and 2004, respectively. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end December 31, 2005, there were 10,405,010 warrants, 3,187,618 vested stock options and 983.334 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive. At year end December 31, 2004, there were 2,979,704 warrants, 613,650 vested stock options and 4,629,604 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005.

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. In 2005 a total of 950,000 options and in 2004 a total of 5,243,254 options were granted, all of which vest over time periods ranging from 0 to 3 years. Fair value at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions: 2005: dividend yield of 0%, expected volatility of 107%, risk-free interest rate of 3.6% and an expected life of 3 years, and 2004: dividend yield of 0%, expected volatility of 114%, risk-free interest rate of 3.69% and an expected life of 3 years. The exercise price for all but 100,000 options was $0.18. 100,000 options granted in 2005 had an exercise price of $0.40 The weighted average grant date fair value for the options granted in 2005 was $0.43 and the weighted average grant date fair value for the options granted in 2004 was $0.29.

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

New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment Of Statement 133 On Derivative Instruments And Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the Company's results of operations or financial position.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” -- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not yet have any inventory.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions”--an amendment of FASB Statements No. 66 and 67("SFAS No. 152”). This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position No. 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP No. 04-2”). This Statement also amends FASB Statement No.67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP No. 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (" SFAS No. 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company will implement SFAS No. 154 in its fiscal year beginning January 1, 2006. We are currently evaluating the impact of this new standard but believe that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard but believes that it will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

NOTE B - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2005 and 2004, the Company incurred losses from operations of $4,634,331 and $1,910,350, respectively, and has a deficit accumulated during the development stage of $8,015,671 as of December 31, 2005. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE C - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

On July 30, 2004, the Company completed a merger transaction with Impact Diagnostics, Inc. (“Impact”), a privately held Utah company, pursuant to an agreement dated July 6, 2004. As a result of the merger, there was a change in control of the public entity. Impact Diagnostics is a wholly owned subsidiary of the Company.

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE C - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE (Continued)

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	-
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP No. 98-5, the Company expensed $65,812 as organization costs.

NOTE D - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2005 and 2004 consist of the followings:

	2005	2004
Furniture and fixtures	$23,501	$17,758
Equipment	3,339	3,339
	26,840	21,097
Less: Accumulated Depreciation	(12,519)	(5,857)

Net Property and Equipment	$14,321	$15,240

Depreciation expense was $6,662 and $4,555 for the years ended December 31, 2005 and 2004, respectively.

During the year ended December 31, 2004, furniture and fixtures costing $ 10,674 and accumulated depreciation of $ 6,884 were abandoned, resulting in loss of $3,790.

NOTE E - RELATED PARTY TRANSACTIONS

In August 2004, the Company paid $100,000 and issued warrants to purchase 2,670,000 shares, at an exercise price of $0.01 per share, of its common stock to Duncan Capital Group LLC as compensation for acting as the Company’s financial advisor in connection with the Merger.  In August 2004, the Company paid $77,000 and issued warrants to purchase 411,104 shares of its common stock to Duncan Capital LLC as compensation for acting as its placement agent in connection with the sale of its units in a private financing.  The warrants have an exercise price of $0.1835 per share. Both Duncan Capital LLC and Duncan Capital Group LLC are affiliates of Bridges & Pipes LLC, which is one of the Company’s stockholders.  Michael Crow, the brother of Kevin Crow, who was one of our directors, is Chairman and Chief Executive Officer of Duncan Capital Group LLC, which is our financial advisor, and a manager of Bridges &Pipes LLC. In November 2004, 2,403,000 warrants were exercised by Duncan Capital Group.

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

In 2003, Impact Diagnostics advanced $6,229, respectively, to Seroctin Research & Technology.  Michael Ahlin, a director and Vice President, owned 20%, and Dr. Mark Rosenfeld, a former director and former Vice President, owned 18.4% of Seroctin Research & Technology. Seroctin advanced funds to Impact Diagnostics during 2004, such that the receivable became a small payable. In December 2004, Impact made a payment of $1,220 to Seroctin, so that at year-end 2004 neither company owed the other.

In 2003, Impact Diagnostics advanced $7,820 to WetCor, Inc. Michael Ahlin, a director and Vice President, is the President of WetCor, Inc. The $7,820 of advances receivable on the balance sheet as of December 31, 2003 was written off by Impact Diagnostics in January 2004. After June 2004, there were no further transactions between the two companies and neither company owed the other.

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

In 2001, Mitchell Godfrey loaned Impact Diagnostics $50,000, pursuant to a 5% unsecured promissory note.  Mr. Godfrey beneficially owned 6.6% of our outstanding capital stock.  As of December 31, 2003, the amount outstanding under the note was $29,279.  Effective July 30, 2004, this note, excluding accrued interest which was forgiven by Mr. Godfrey, was converted into 159,557 shares of our common stock, such that the balance due to Mr. Godfrey was zero at year-end 2004.

During the year ended December 31, 2004, the Company shared office space with a related entity. Reimbursement of overhead from the related party totaled $12,000. The Company moved into separate space in September 2004. Prior to July 31, 2004, the Company and the related entities would, on occasion, pay invoices on behalf of the other and track the net receivable/payable in the related party receivable account.

Messrs. Seth Yakatan and Clifford Mintz have been contracted as consultants to us in the business development area since November 1, 2004 and August 1, 2004, respectively. They were paid $5,000 each month for their services which were terminated December 31, 2005 and March 31, 2005 respectively. Mr. Yakatan is the son of Stan Yakatan, our Board Chairman. Mr. Mintz is an affiliate of Katan Associates, of which Stan Yakatan is the Chairman.

As of December 31, 2005 and 2004, the Company had receivables from employees of $0 and $334, respectively.

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2005 and December 31, 2004 are as follows:

	December 31, 2005	December 31, 2004
6% convertible note payable, unsecured, due on 1/2/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of $0.092178	$-	$10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	8,000
6% convertible note payable, unsecured, due on 1/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/9/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	14,000
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 1/13/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	5,000
6% convertible note payable, unsecured, due on 1/21/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,500
6% convertible note payable, unsecured, due on 2/4/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 2/5/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000
6% convertible note payable, unsecured, due on 2/25/2005, principal and interest is convertible at any time before maturity into common shares of the company at the price per share of 0.092178	-	10,000

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
10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.40 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. (see below) In 2005 $470,313 of note principal was converted into 67,580,405 shares at an average conversion rate of $0.007 per share.
	240,491	-
6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	21,875	-
Total notes payable	612,366	472,500
Less: current portion	(21,875)	(122,500)
Balance notes payable (long term portion)	$590,491	$350,000

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

The Company entered into a Securities Purchase Agreement with four accredited investors on June 14, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 7,692,308 shares of the Company's common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of (i) $0.45 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2005, the Company issued to the investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,761,670. The proceeds that the Company received were net of prepaid interest of $133,330 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, $30,000 that was placed into an escrow fund to purchase key man life insurance, and related costs of $75,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

The transactions, to the extent that it is to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability for the fair value of the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability").

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2005.

•
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $240,491 as of December 31, 2005.

During 2005, $470,311 of the June 14th convertible note was converted into 67,580,405 shares at an average conversion rate of $0.007 according to the terms of the note.

The following table summarizes the various components of the convertible notes as of December 31, 2005:

Convertible notes:	$240,491
Warrant Liability	161,472
Derivative liability	2,606,377
3,008,340

Change in fair value of convertible notes	(887,117)
Accretion of interest related to convertible debenture	(591,534)
Converted to common shares	470,311
Total convertible notes:	$2,000,000

NOTE G - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2005, the Company has issued and outstanding 126,486,518 shares of common stock. Also, the Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

In 1998, the Company issued 18,795,000 shares of its common stock at $0.005 per share for $100,000 which is shown as subscription receivable until it was settled in the year 2000.

In 1999 the Company issued 1,253,000 shares of its common stock at $0.004 per share for $5,000 in cash.

In 2001 the Company issued 250,600 shares of its common stock at $0.004 per share for $1,000 in cash.

In 2002 the Company issued 689,150 shares of its common stock at $0.13 per share for $92,500 in cash.

In 2002 the Company issued 1,591,310 shares of its common stock at $0.06 per share in return for services valued at $103,250.

In 2002 the Company issued 1,790,000 shares of its common stock at $0.14 per share in satisfaction of $250,000 of debt.

In 2003 the Company issued 930,800 shares of its common stock at $0.13 per share for $120,000 in cash.

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

In June 2004, the Company issued 500,000 shares of common stock in exchange for services valued at $40,000 to consultants. The stock issued was valued at  $.08 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Expense of $20,000, related to financial consulting, is included in general administrative expense and expense of $20,000 related to R&D consulting is included in R&D expense.

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

From September 2005 to December 2005, $470,311 of principal of the Senior 10% convertible notes converted into 67,580,405 shares. The average conversion price per share was $0.0070.

During the fourth quarter of 2005 warrants for 517,000 shares were exercised for $5,420 in cash.

NOTE H - INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $4,833,000 which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $2,832,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 and 2004 are as follows:

Non current	2005	2004

Net Operating Loss Carryforwards	$1,883,717	$1,122,000
Accrued Interest	38,610	-
R&D Credit	43,200	-
Stock Options	595,899	-
Unrealized Loss	345,976	-
Amortization	10,400	-
Contribution Carryover	156	-
Less Valuation Allowance	(2,831,731)	1,122,000
Total Deferred Tax Assets	$86,227	$-

Deferred Tax Liability
State Taxes	$(86,227)	$-
Total Deferred Tax Liabilities	$(86,227)	$-
Net Deferred Tax Assets	$0	$-

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2005 and December 31, 2004:

Provision for income tax	Federal	Utah	Other	Total
Current provision	$-	$100		$100
Deferred provision
Deferred tax- beginning of year	-	-
Deferred tax - end of year	-	-
Change in deferred tax provision	-	-	-	-
Total provision	$-	$100	$-	$100

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the year ended December 31, 2005, as follows:

Calculation of rate of taxes on income
Tax @ statutory rate	34%

Permanent differences:	1%
R&D credit
State tax (net of fed benefit)	3%
Change in valuation allowance- federal	-33%
Change in valuation allowance - state	-5%

Total	0%

R&D credit for the year 2005 is $21,054

NOTE I - STOCK OPTIONS AND WARRANTS

The Company's has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In 2005, 950,000 options were granted, 850,000 with an exercise price of $0.18 and $100,000 with an exercise price of $0.40. In 2004, 5,243,254 options were granted under the plan. All of the options granted in 2004 have an exercise price of $0.18, but differing vesting terms. 50,000 of these options were exercised in June 2005. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incentive plan and as of December 31, 2005:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	4,170,952	8.7	$0.18	3,187,618	$0.18

	Number of options	Weighted average exercise price
Outstanding at December 31, 2003	-	-
Granted (weighted average fair value $ 0.29)	5,243,254	$0.18
Outstanding at December 31, 2004 (613,150 options exerciseable at weighted average exercise price of $ 0.18)	5,243,254	$0.18
Granted (weighted average fair value $ 0.38)	950,000	$0.19
Exercised (total fair value $6,264)	(50,000)	$0.18
Cancelled	(1,972,302)	$0.18
Outstanding at December 31, 2005 (3,187,618 options exerciseable at weighted average exercise price of $ 0.18)	4,170,952	$0.18

A summary of the status of the Company’s nonvested options as of December 31, 2004 and changes during the year ended December 31, 2005 is as follows:

Nonvested Shares	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2004	4,629,604	$0.31
Granted	950,000	$0.38
Vested	(2,918,968)	$0.27
Forfeited	(1,677,302)	$0.20
Nonvested at December 31, 2005	983,334	$0.66

As at December 31, 2005, the total compensation cost not yet recognized related to nonvested option awards is $285,308 which is expected to be realized over a weighted average period of 0.9 years.

The weighted-average fair value of stock options vested during the years ended December 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.6%	3.7%
Expected stock price volatility	107%	114%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3yrs	3yrs
(a)The expected option life is based on management’s estimate.

The Company elected early adoption of SFAS No. 123R effective for 2004, in advance of the Company's required adoption date of December 15, 2005. This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. During the years ended December 31, 2005 and 2004, the Company recognized $976,986 and $426,081 respectively as expense relating to vested stock options.

Warrants

The following tables summarize the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of December 31, 2005:

		Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$ 0.01	89,500	3.6	$0.01
$ 0.18	411,104	3.6	$0.18
$ 0.18	1,912,100	3.6	$0.18
$ 0.18	50,000	3.6	$0.18
$ 0.18	250,000	3.8	$0.18
$ 0.45	2,692,307	4.5	$0.45
$0.45	2,307,692	4.6	$0.45
$0.45	2,692,307	4.7	$0.45
	10,405,010		$0.38

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	-	-
Granted	5,382,704	$0.09
Exercised	(2,403,000)	$0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	$0.16
Granted	7,942,306	$0.45
Exercised	(517,000)	$0.01
Canceled or expired	-	-
Outstanding at December 31, 2005	10,405,010	$0.38

All warrants were exercisable at the date of grant. All of the warrants, except 250,000 warrants, were issued in connection with financings. The exercise price of the warrants issued in 2005 can be adjusted downward if stock is issued below the market price. The Company granted a warrant to purchase 250,000 shares at $0.18 per share to a non-employee for past consulting services in June 2004. The warrant was valued at the fair market value of services performed. The Company recognized $11,000 as R&D expense relating to this warrant for the year ended December 31, 2004. The Black-Scholes option pricing model was used to value the 89,500 warrants with an exercise price of $0.01 which were issued in connection with a restructure of a note payable immediately prior to the merger. The $3,382 value of these warrants was recorded as additional paid-in capital. The following assumptions were used.

	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.6%	3.7%
Expected stock price volatility	107%	114%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3yrs	3yrs
(a)The expected option life is based on management’s estimate.

NOTE J - COMMITMENTS

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

Minimum payments due under this license agreement are as follows:

Year	Amount
2006	$48,000
2007	48,000
2008	48,000
2009	48,000
2010	48,000
2011 and after	552,000
$792,000

On March 7, 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company made an initial payment of $15,000, executed a note for $35,000 payable over two years, and pay 3% royalties on net sales of licensed products. The license can be terminated with 90 days notice by the Company. On March 7, 2005, the Company also entered into a 27-month consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License, pursuant to which these Consultants will receive 310,000 shares of common stock of the Company, to be issued as follows: one-third on September 7, 2005, one-third on March 7, 2006 and one-third on September 7, 2006. The September 7, 2005 shares had not yet been issued as of December 31, 2005.

On March 1, 2005, the Company signed a 1-yr financial advisory agreement which obligates the company to payments of $5,000/month for each month effective January 2005 thru December 2005. No payments have yet been made. This commitment is included in accrued liabilities on the balance sheet.

NOTE K- SUBSEQUENT EVENTS

In January 2006, the Company was served with a default notice by the holders of the $2,000,000 convertible notes. The default was the result of the Company’s not having maintained an effective registration statement for sufficient shares to permit the noteholders to continue conversion of the notes to common shares. In February 2006, the notice of default was withdrawn in exchange for an agreement with the Company whereby the rate at which the notes could be converted was reduced from 50% to 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

In April 2006, the Company announced that it had entered into a Memo of Understanding (MOU) with Israel-based Diagnostic Technologies Ltd. (DTL) related to Grant’s cervical cancer-diagnostic technology. Under the MOU, Grant would receive an upfront licensing fee of $250,000.  In addition, the MOU calls for DTL to conduct all development at its own cost, including clinical trials, associated with the commercialization of the products developed from Grant’s cervical cancer-diagnostic technology.  Upon commercialization, DTL will pay Grant an ongoing royalty on sales of the products developed, according to the MOU. A definitive licensing agreement would be signed following appropriate due diligence and a feasibility test.  Upon signing, DTL would immediately assume all of the costs associated with turning Grant’s core technology related to cervical-cancer diagnostics into a commercially viable product.