Form 10QSB
period 2006-03-31
Grant Life Sciences, Inc.
filed 2006-05-22
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to ___________

Commission File Number: 000-50133

GRANT LIFE SCIENCES, INC.
(Exact Name of Small Business Issuer as Specified in Charter)

Nevada	82-0490737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3550 Wilshire Blvd., Suite 1700, Los Angeles, CA 90010
(Address of Principal Executive Offices)

(213) 637-5692
(Issuer’s Telephone Number, Including Area Code)

(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of May 15, 2006, there were 126,486,518 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets –March 31, 2006 and December31, 2005

Consolidated Statement of Operations - three months ended March 31, 2006 and 2005, and July 9, 1998 (date of inception) through March 31, 2006

Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through March 31, 2006

Consolidated Statement of Cash Flows - three months ended March 31, 2006 and 2005 and July 9, 1998 (date of inception) through March 31, 2006

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Signatures

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	December 31, 2005 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$431,284	$800,472
Accounts receivable	44,675	72,675
Prepaid expenses	74,208	69,125
Deposits & other assets	41,928	45,209
Total current assets	592,095	987,481

Property and equipment, net of accumulated depreciation of $14,370 and $12,519 at March 31, 2006 and December 31, 2005, respectively	16,324	14,321
Deferred financing fees, net of accumulated amortization of $19,792 and $13,542, at March 31, 2006 and December 31, 2005, respectively	55,208	61,458

Total assets	$663,627	$1,063,260

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,181	$124,847
Accrued liabilities	155,221	130,555
Accrued interest payable	111,887	106,637
Accrued payroll liabilities	57,900	94,680
Notes payable, current portion (Note C)	17,500	21,875
Total current liabilities	401,689	478,594

Long-term liabilities:
Notes payable - long term (Note C)	350,000	350,000
Convertible notes payable (Note C)	320,923	240,491
Derivative liability related to convertible notes	2,294,531	2,606,377
Warrant liability related to convertible notes	192,229	161,472
Total Liabilities	3,559,372	3,836,934
Commitments and contingencies (Note G)	-	-
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at March 31, 2006 and at December 31, 2005. (Note D)	-	-
Common stock, par value; $.001, authorized 150,000,000 shares at March 31, 2006 and December 31, 2005, 126,486,518 shares issued and outstanding at March 31, 2006 and at December 31, 2005. (Note G)	126,487	126,487
Additional paid in capital	5,200,482	5,400,819
Deferred compensation	-	(285,308)
Deficit accumulated during development stage	(8,222,714	(8,015,672)
Total deficiency in stockholders' equity:	(2,895,745	(2,773,674)
Total liabilities and deficiency in stockholders' equity:	$663,627	$1,063,260

The accompanying notes to consolidated financial statements (unaudited)

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the period July 9, 1998 (date of inception) through March 31, 2006
	2006	2005

Sales			$72,675
Cost of Sales			62,805
Gross Margin			9,870

General and administrative	$275,639	$673,202	5,000,367
Depreciation	1,851	1,523	21,254
Acquisition cost	-	-	65,812
Research and development	86,315	193,246	1,554,820
Total Operating Expenses	363,805	867,971	6,642,253

Loss from Operations	(363,805)	(867,971)	(6,632,383)

Other income (expenses):
Gain on extinguishment of debt	-	-	510,104

Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	281,089	-	(606,028)
Interest expense	(124,328)	(22,602)	(1,494,307)

Loss before income taxes	(207,044)	(890,573)	(8,222,614)
Income tax expense	-	-	(100)
Net loss	$(207,044)	$(890,573)	$(8,222,714)

Net loss per common share - basic and diluted	$(0.002)	$(0.02)	n/a
Weighted average shares - basic and diluted	126,486,518	56,259,295	n/a

See accompanying notes to the consolidated financial statements (unaudited)

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2006
(unaudited)

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,886)	4,190,484	(3,381,340)	(232,497)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of Senior note payable at $0.0105 per share on 9/8	2,800,000	2,800	-	-	26,600	-	29,400
Partial conversion of Senior note payable at $0.0068 per share on 9/23	2,980,000	2,980	-	-	17,284	-	20,264
Partial conversion of Senior note payable at $0.00423 per share on 9/28	2,980,000	2,980	-	-	9,625	-	12,605
Stock options issued to interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Partial conversion of Senior note payable at $0.00423 per share on 10/3/05	2,980,000	2,980	-	-	9,625	-	12,605
shares issued on exercise of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Partial conversion of Senior note payable at $0.00423/share per share on 10/6/05	2,400,000	2,400	-	-	7,752	-	10,152
Partial conversion of Senior note payable at $0.00423 per share on 10/7/05	500,000	500	-	-	1,615	-	2,115
Partial conversion of Senior note payable at $0.00423 per share on 10/12/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00423 per share on 10/17/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00776 per share on 10/21/05	3,570,000	3,570	-	-	24,205	-	27,775
Partial conversion of Senior note payable at $0.00776 per share on 10/26/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.00776 per share on 11/3/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.0057 per share on 11/8/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0057 per share on 11/11/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0059 per share on 11/15/05	4,230,000	4,230	-	-	20,727	-	24,957
Partial conversion of Senior note payable at $0.0063 per share on 11/18/05	4,230,000	4,230	-	-	22,419	-	26,649
Partial conversion of Senior note payable at $0.0080 per share on 11/23/05	4,230,000	4,230	-	-	29,610	-	33,840
Partial conversion of Senior note payable at $0.01016 per share on 11/30/05	4,230,000	4,230	-	-	38,747	-	42,977
Partial conversion of Senior note payable at $0.0093 per share on 12/6/05	4,230,000	4,230	-	-	35,096	-	39,326
Partial conversion of Senior note payable at $0.00908 per share on 12/9/05	5,650,000	5,650	-	-	45,652	-	51,302
Partial conversion of Senior note payable at $0.00856 per share on 12/16/05	1,010,405	1,010	-	-	7,639	-	8,649
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275			193,275
Net loss for the year	-	-	-	-	-	(4,634,331)	(4,,634,331)
Balance, December 31, 2005	126,486,518	126,487	-	(285,308)	5,400,818	(8,015,670)	(2,773,672)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of Deferred Compensation	-	-	-	200,336	(200,336)	-	-
Net loss for the quarter ended March 31, 2006	-	-	-	-	-	(207,044)	(207,044)
Balance, March 31, 2006	126,486,518	$126,487	$-	$-	$5,200,482	$(8,222,714)	$(2,895,745)

See accompanying notes to consolidated financial statements (unaudited)

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,		For the Period July 9, 1998 (date of inception) through March 31, 2006
	2006	2005
Cash flows from operating activities:
Net (loss)	$(207,044)	$(890,573)	$(8,222,714)
Adjustments to reconcile net (loss) to cash (used in) operations:
Depreciation	1,851	1,523	21,254
Amortization	9,531	16,247	36,198
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	(281,089)	-	606,028
Loss on abandonment of assets	-	-	3,790
Deferred compensation	84,971	292,474	1,488,038
Common stock issued in exchange for services rendered (Note D)	-		388,250
Cancellation of stock options	-		193,275
Interest on convertible notes payable	95,285		752,359
Warrants issued in exchange for services rendered (Note E)	-		11,000
Beneficial conversion feature discount	-		298,507
Gain on extinguishment of debt (Note C)	-		(510,104)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)
Acquisition cost (Note B)	-		65,812
Decrease (increase) in:
Accounts receivable	28,000		(44,675)
Related party receivables	-		-
Employee receivables	-	334	-
Prepaid expense	(5,083)	(35,000)	(74,208)
Deposits & other assets	-	1,500	(56,335)
(Decrease) increase in:
Accounts payable	(65,665)	132,753	56,655
Notes payable	(19,229)	35,000	2,647
Accounts payable - assumed liabilities	-		(17,506)
Accounts payable - stockholders	-		(38,900)
Accrued expenses	24,667	50,556	153,222
Accrued payroll liabilities	(36,780)	29,090	57,900
Accrued interest payable	5,250	345	302,348
Net cash (used in) operating activities	(365,335)	(366,982)	(4,529,267)

Cash flows from investing activities:
Payments for property and equipment	(3,854)	(5,743)	(41,368)
Net cash used in investing activities	(3,854)	(5,743)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees (Note D)	-		1,770,887
Net proceeds from notes payable (Note C)	-	200,000	3,105,253
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-		(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	-	200,000	5,001,919

Net increase (decrease) in cash and cash equivalents	(369,188)	(172,725)	431,284
Cash and cash equivalents at beginning of the period	800,472	365,958	-
Cash and cash equivalents at end of the period	$431,284	$193,233	$431,284
Cash paid for interest	$38,687	$5,968	$99,398

See accompanying notes to consolidated financial statements (unaudited)

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information
The interim financial information as of March 31, 2006 and for the three months ended March 31, 2006 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three month period ended March 31, 2006 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

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

Development Stage Company

Effective July 9, 1998 (date of inception), the Company is considered a development stage Company as defined in SFAS No. 7. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a significant source of revenue. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt and equity financing.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Loss per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants, and the conversion of notes payable outstanding using the treasury stock method and the average market price per share during the period. The following table sets forth potential shares of common stock that are not included in the diluted net loss per share because to do so would be antidilutive:

	As of March 31,
	2006	2005
Options to purchase common stock - vested	3,250,118	1,363,650
Options to purchase common stock - unvested	920,834	3,979,604
Warrants	10,405,010	3,229,704
Shares from potential note conversions	159,991,099	417,666
Total	174,567,061	8,990,624

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

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. Fair value at the date of grant was estimated using the Black-Scholes pricing model. The fair value for each option is expensed over the term of the vesting period. In 2004, a total of 5,443,254 options were granted which vest over time periods ranging from 0 to 3 years. In 2005, an additional 950,000 options were granted, 50,000 options exercised, and 1,972,302 options forfeited. During the quarter ended March 31, 2006, no options were granted or forfeited, bringing the total options outstanding under the Stock Incentive Plan to 4,170,952 as at March 31, 2006. SFAS 123R requires that the Company make provision for the expensing of estimated forfeitures. The Company has a limited history of forfeitures and as at March 31, 2006 93% of the fair value of all options granted has been charged to expense. Accordingly the Company has not made additional provision for forfeitures and will continue to monitor the rate of forfeiture and review this practice and revise it should conditions warrant such a change.

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	-
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable – stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
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
10% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the note. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.40 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. (see below) In 2005 $470,313 of note principal was converted into 67,580,405 shares at an average conversion rate of $0.007 per share. No note principal was converted in 2006.
	320,923	240,491
6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	17,500	21,875
Total notes payable	688,423	612,366
Less: current portion	(17,500)	(21,875)
Balance notes payable (long term portion)	$670,923	$590,491

During 2005, the Company issued to qualified investors Convertible Notes in a total amount of $2,000,000 in exchange for net proceeds of $1,761,670. The proceeds that the Company received were net of prepaid interest of $133,330 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, $30,000 that was placed into an escrow fund to purchase key man life insurance, and related costs of $75,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded conversion features as described in FAS 133, EITF 98-5, EITF 00-19, EITF 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and the detachable warrants based upon the relative fair values on the dates the proceeds were received.

•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at March 31, 2006.

•
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $80,431 during the quarter ended March 31, 2006 and $0 during the same peiod in 2005.

During 2005, $470,311 of the June 14th convertible note was converted into 67,580,405 shares at an average conversion rate of $0.007 according to the terms of the note. No note principal of the convertible notes was converted into shares during 2006.

The following table summarizes the various components of the convertible notes as of March 31, 2006:

Convertible notes:	$320,923
Warrant liability .	192,229
Derivative liability .	2,294,531
2,807,683
Adjustment of note and warrant liability to fair value	(606,028)
Accretion of interest related to convertible debenture .	(320,922)
Converted to common shares .	(351,042)
Total convertible notes:	$1,529,691

 NOTE D - COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock with $0.001 par value per share. As of both March 31, 2006 and December 31, 2005, the Company has 126,486,518 shares of common stock issued and outstanding. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

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

NOTE E - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. During the three months ended March 31, 2006, no options were granted, exercised, or terminated. In 2005, 950,000 options were granted, 850,000 with an exercise price of $0.18 and $100,000 with an exercise price of $0.40. In 2004, 5,243,254 options were granted under the plan. All of the options granted in 2004 have an exercise price of $0.18, but differing vesting terms. 50,000 of these options were exercised in June 2005. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the company’s 2004 Stock Incentive Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incentive plan and as of March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	4,170,952	8.5	$0.18	3,250,118	$0.18

	Number of options	Weighted average exercise price
Outstanding at December 31, 2003	-	-
Granted (weighted average fair value $ 0.29)	5,243,254	$0.18
Outstanding at December 31, 2004 (613,150 options exerciseable at weighted average exercise price of $ 0.18)	5,243,254	$0.18
Granted (weighted average fair value $ 0.38)	950,000	$0.19
Exercised (total fair value $6,264)	(50,000)	$0.18
Cancelled	(1,972,302)	$0.18
Outstanding at December 31, 2005 (3,187,618 options exerciseable at weighted average exercise price of $ 0.18)	4,170,952	$0.18
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2006 (3,250,118 options exerciseable at weighted average exercise price of $ 0.18)	4,170,952	$0.18

A summary of the status of the Company’s nonvested options as of December 31, 2005 and changes during the three months ended March 31, 2006 is as follows:

Nonvested Shares	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2005	983,334	$0.66
Granted	-	-
Vested	(62,500)	$0.18
Forfeited	-	-
Nonvested at March 31, 2006	920,834	$0.68

As at March 31, 2006, the total compensation cost not yet recognized related to nonvested option awards is $200,336 which is expected to be realized over a weighted average period of 0.7 years.

The weighted-average fair value of stock options granted during the years ended December 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Year Granted	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.6%	3.7%
Expected stock price volatility	107%	114%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate	3yrs	3yrs
(a)The expected option life is based on management’s estimate.

The Company elected early adoption of SFAS No. 123R effective for 2004, in advance of the Company's required adoption date of December 15, 2005. This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. During the quarter ended March 31, 2006, the Company recognized $84,972 as expense relating to vested stock options. In the first three months of 2005, the Company recognized $292,473 as expense.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of March 31, 2006:

Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.01	89,500	3.3	$0.01
$0.1835	411,104	3.3	$0.1835
$0.1835	1,912,100	3.3	$0.1835
$0.1835	50,000	3.3	$0.1835
$0.18	250,000	3.6	$0.18
$0.45	2,692,307	4.2	$0.45
$0.45	2,307,692	4.4	$0.45
$0.45	2,692,307	4.4	$0.45
	10,405,010		$0.38

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	-	-
Granted	5,382,704	$0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	0.16
Granted	7,942,306	0.45
Exercised	(517,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2005	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	10,405,010	$0.38

All warrants outstanding were exercisable at the date of grant. All of the warrants, except 250,000 warrants issued in 2004 for R&D services, were issued in connection with financing. The exercise price of the warrants issued in 2005 can be adjusted downward if stock is issued below the market price.

NOTE F - RELATED PARTY TRANSACTIONS

Mr. Seth Yakatan acted as a consultant to us in the business development area. He was paid $7,500 for his services during the three months ended March 31, 2006. Mr. Yakatan is the son of Stan Yakatan, our Board Chairman.

In March 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company entered into a 27-month consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License. In December 2005 Indira Pottahil was also hired as director of international marketing for the Company.

NOTE G - COMMITMENTS

None

NOTE H- SUBSEQUENT EVENTS

In April 2006, the Company announced that it had entered into a Memo of Understanding (MOU) with Israel-based Diagnostic Technologies Ltd. (DTL) related to Grant’s cervical cancer-diagnostic technology. Under the MOU, Grant would receive an upfront licensing fee of $250,000 upon signing of a definitive agreement.  In addition, the MOU calls for DTL to conduct all development at its own cost, including clinical trials, associated with the commercialization of the products developed from Grant’s cervical cancer-diagnostic technology.  Upon commercialization, DTL will pay Grant an ongoing royalty on sales of the products developed, according to the MOU. A definitive licensing agreement would be signed following appropriate due diligence and feasibility testing neither of which have been completed.  Upon signing, DTL would immediately assume all of the costs associated with turning Grant’s core technology related to cervical-cancer diagnostics into a commercially viable product.

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

In conjunction with the primary diagnostic cervical cancer blood tests that we are developing, we have also acquired the exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever and a proprietary diagnostic reagent a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. We acquired these rights from AccuDx Corporation in March 2005 for a period of ten years. Pursuant to the license agreement AccuDx will assist us in arranging to use an FDA/GMP-compliant contract manufacturing facility in Tijuana, Mexico to manufacture our diagnostic test devices.

We are considered a development stage company. For the three months ended March 31, 2006 and 2005, we had no revenues and incurred net losses of $207,044 and $890,573, respectively. The reduction in expense results primarily from a positive $281,000 change in fair value of derivative and warrant liabilities, $241,000 in reduced wages and employee option expense, and $118,000 in reduced consulting expenses. Since inception in July 1998, we have incurred cumulative losses of $8,222,714.

On June 14, 2005 we sold $700,000 of convertible debt in a private placement as part of an agreement to sell $2,000,000 of convertible debt which will be funded as certain milestones are met as described in Part II, item 2. On August 18, 2005 and August 30, 2005, the remainder of the convertible debt was sold per the agreement.

Currently the number of authorized shares is insufficient based on the current conversion rates of the $2 million of convertible notes. We have called a meeting during May 2006 for the purpose of obtaining stockholder approval to increase our authorized shares of common stock

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex and subjective estimates and judgments:

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. The Company adopted this Statement early, beginning in the year 2004. The company incurred expense of $85,972 for the three months ending March 31, 2006 for the stock options granted under its 2004 Stock Incentive Plan. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

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

Under the licensing agreement with Accudx we are taking orders for rapid tests for Malaria and Dengue Fever, and expect to have increased sales revenue during the year. The establishment of sales and marketing channels positions the Company for the eventual manufacturing and distribution as well of our core product, the immunological serum-based test for detecting Cervical Cancer.

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available at this time to meet these acquisition needs. We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.  We do not intend to undertake investments in real estate as a part of our normal operations. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $592,095 and total current liabilities of $401,691. These current liabilities include accrued liquidated damages owed to investors who purchased shares in July and August of 2004, under the terms of the Registration Rights Agreement associated with this financing. The registration agreement covering the shares was filed on time, but was not effective by the due date. This form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on July 9, 2005.

Our cash expenditure continues at a level similar to that of the three months ended March 31, 2005 as the Company continues to operate with limited resources.

Our continuation as a going concern is dependent on our ability to generate sufficient cash flows to meet our obligations on a timely basis and to obtain additional financing as may be required.

Auditor’s Opinion Expressed Doubt About The Company’s Ability to Continue as a “Going Concern”

The independent auditors report on our December 31, 2005 financial statements included in the Company's Annual Report states that the Company is in the development stage and has not established a significant source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. If we are unable to develop our business, we have to discontinue operations or cease to exist, which would be detrimental to the value of the Company's common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2006 or as of the date of this report.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the first quarter of fiscal 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 3, 2006 a summons and complaint was filed in the Supreme Court of the State of New York by various investors against the Company. The complaint alleges that the investors were entitled to receive liquidated damages due to a delay in the Company’s filing the registration statement, however, the Company has since agreed to a settlement of this matter. The Company has accrued $99,999 for liquidated damages as of December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

Date: : May 22, 2006	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: : May 22, 2006	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer