Form 10QSB
period 2006-06-30
Grant Life Sciences, Inc.
filed 2006-08-14
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 7, 2006, there were 126,486,518 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statement of Losses - three months and six months ended June 30, 2006 and 2005, and July 9, 1998 (date of inception) through June 30, 2006	4

	Condensed Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through June 30, 2006	5

	Condensed Consolidated Statement of Cash Flows - six months ended June 30, 2006 and 2005 and July 9, 1998 (date of inception) through June 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6	Exhibits	21

Signatures		22

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$221,806	$800,472
Accounts receivable	39,675	72,675
Prepaid expenses	49,488	69,125
Deposits & other assets	38,105	45,209
Total current assets	349,074	987,481

Property and equipment, net of accumulated depreciation of
$16,220 and $12,519 at June 30, 2006 and December 31, 2005, respectively	14,473	14,321
Deferred financing fees, net of accumulated amortization of $26,042 and $13,542, at June 30, 2006 and December 31, 2005, respectively	48,958	61,458

Total assets	$412,505	$1,063,260

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,720	$124,847
Accrued liabilities	179,888	130,555
Accrued interest payable	140,963	106,637
Accrued payroll liabilities	53,900	94,680
Notes payable, current portion (Note C)	15,393	21,875
Total current liabilities	525,864	478,594

Long-term liabilities:
Notes payable - long term (Note C)	350,000	350,000
Convertible notes payable (Note C)	448,047	240,491
Derivative liability related to convertible notes	1,642,997	2,606,377
Warrant liability related to convertible notes	107,617	161,472
Total Liabilities	3,074,525	3,836,934
Commitments and contingencies	-	-
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at June 30, 2006 and at December 31, 2005. (Note F)	-	-
Common stock, par value; $.001, authorized 750,000,000 shares at June 30, 2006 and 150,000,000 shares at December 31, 2005, 126,486,518 shares issued and outstanding at June 30, 2006 and at December 31, 2005. (Note F)	126,487	126,487
Additional paid in capital	5,291,895	5,400,819
Deferred compensation	-	(285,308)
Deficit accumulated during development stage	(8,080,402)	(8,015,672)
Total deficiency in stockholders' equity:	(2,662,020)	(2,773,674)
Total liabilities and deficiency in stockholders' equity:	$412,505	$1,063,260

The accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		For the period July 9, 1998 (date of inception) through
	2006	2005	2006	2005	June 30, 2006
		(Restated - Note E)		(Restated - Note E)
Sales					$72,675
Cost of Sales					62,805
Gross Margin					9,870

Operating Expenses:
General and administrative	$378,748	$761,722	$654,385	$1,434,924	5,379,113
Depreciation	1,851	1,713	3,701	3,236	23,104
Acquisition cost	-	-	-	-	65,812
Research and development	41,295	196,883	127,610	390,129	1,596,115
Total Operating Expenses	421,894	960,318	785,696	1,828,289	7,064,144

Loss from Operations	(421,894)	(960,318)	(785,696)	(1,828,289)	(7,052,274)

Other income (expenses):
Gain on extinguishment of debt	-	-	-	-	510,104
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	736,145	(159,939)	1,017,234	(159,939)	130,117
Interest expense	(171,939)	(193,651)	(296,268)	(216,253)	(1,666,247)

Income (loss) before income taxes	142,312	(1,313,908)	(64,730)	(2,204,481)	(8,080,300)
Income tax benefit (expense)	-	-	-	-	(100)
Net Income (loss)	$142,312	$(1,313,908)	$(64,730)	$(2,204,481)	$(8,080,400)

Net income (loss) per common share - Basic	$0.001	$(0.02)	$(0.0005)	$(0.04)	n/a
Fully diluted (Note A)	$0.0004	-	-	-	n/a
Weighted average shares - Basic	126,486,518	58,000,651	126,486,518	56,259,295	n/a
Fully diluted (Note A)	368,700,442	58,000,651	126,486,518	56,259,295	n/a

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2005

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,886)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of Senior note payable at $0.0105 per share on 9/8	2,800,000	2,800	-	-	26,600	-	29,400
Partial conversion of Senior note payable at $0.0068 per share on 9/23	2,980,000	2,980	-	-	17,284	-	20,264
Partial conversion of Senior note payable at $0.00423 per share on 9/28	2,980,000	2,980	-	-	9,625	-	12,605
Stock options issued to interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Partial conversion of Senior note payable at $0.00423 per share on 10/3/05	2,980,000	2,980	-	-	9,625	-	12,605
shares issued on exercise of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Partial conversion of Senior note payable at $0.00423/share per share on 10/6/05	2,400,000	2,400	-	-	7,752	-	10,152
Partial conversion of Senior note payable at $0.00423 per share on 10/7/05	500,000	500	-	-	1,615	-	2,115
Partial conversion of Senior note payable at $0.00423 per share on 10/12/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00423 per share on 10/17/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00776 per share on 10/21/05	3,570,000	3,570	-	-	24,205	-	27,775
Partial conversion of Senior note payable at $0.00776 per share on 10/26/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.00776 per share on 11/3/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.0057 per share on 11/8/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0057 per share on 11/11/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0059 per share on 11/15/05	4,230,000	4,230	-	-	20,727	-	24,957
Partial conversion of Senior note payable at $0.0063 per share on 11/18/05	4,230,000	4,230	-	-	22,419	-	26,649
Partial conversion of Senior note payable at $0.0080 per share on 11/23/05	4,230,000	4,230	-	-	29,610	-	33,840
Partial conversion of Senior note payable at $0.01016 per share on 11/30/05	4,230,000	4,230	-	-	38,747	-	42,977
Partial conversion of Senior note payable at $0.0093 per share on 12/6/05	4,230,000	4,230	-	-	35,096	-	39,326
Partial conversion of Senior note payable at $0.00908 per share on 12/9/05	5,650,000	5,650	-	-	45,652	-	51,302
Partial conversion of Senior note payable at $0.00856 per share on 12/16/05	1,010,405	1,010	-	-	7,639	-	8,649
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss for the year	-	-	-	-	-	(4,634,331)	(4,634,331)
Balance, December 31, 2005	126,486,518	126,487	-	(285,308)	5,400,818	(8,015,670)	(2,773,672)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of Deferred Compensation	-	-	-	200,336	(200,336)	-	-
Net loss for the quarter ended March 31, 2006	-	-	-	-	-	(207,044)	(207,044)
Balance, March 31, 2006	126,486,518	126,487	-	-	5,200,482	(8,222,714)	(2,895,745)
Vesting of stock options	-	-	-	-	91,413	-	91,413
Net income for the quarter ended June 30, 2006	-	-	-	-	-	142,312	142,312
Balance, June 30, 2006	126,486,518	$126,487	-	-	$5,291,895	($ 8,080,402)	($ 2,662,020)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		For the Period July 9, 1998 (date of inception) through
	2006	2005	December 31, 2005
		(Restated - Note E)
Cash flows from operating activities:
Net (loss)	$(64,730)	$(2,204,481)	$(8,080,400)
Adjustments to reconcile net (loss) to cash
(used in) operations:
Depreciation	3,701	3,236	23,104
Amortization	19,602	100,951	46,269
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	(1,017,234)	159,939	(130,117)
Loss on abandonment of assets	-	-	3,790
Vesting of stock options (Note F)	176,384	721,333	1,579,451
Common stock issued in exchange for services rendered	-	100,000	388,250
Cancellation of stock options	-	-	193,275
Interest on convertible notes payable	207,556	-	864,630
Warrants issued in exchange for services rendered	-	-	11,000
Beneficial conversion feature discount	-	7,298	298,507
Gain on extinguishment of debt	-	-	(510,104)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)
Acquisition cost	-	-	65,812
Decrease (increase) in:
Accounts receivable	33,000	-	(39,675) -
Employee receivables	-	334	-
Prepaid expense	19,637	(66,873)	(49,488)
Deposits & other	-	3,000	(56,336)
(Decrease) increase in:
Accounts payable	10,873	187,101	133,193
Notes payable & long-term debt	(6,482)	35,506	15,393
Accounts payable - assumed liabilities	-	-	(17,505)
Accounts payable - stockholders	-	-	(38,900)
Accrued expenses	49,333	76,222	177,889
Accrued payroll liabilities	(40,780)	55,063	53,900
Accrued interest payable	34,328	96,178	331,424
Net cash (used in) operating activities	(574,812)	(726,423)	(4,738,746)

Cash flows from investing activities:
Payments for property and equipment	(3,854)	(5,743)	(41,368)
Net cash used in investing activities	(3,854)	(5,743)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	-	9,000	1,770,887
Net proceeds from notes payable	-	625,000	3,105,255
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	-	(34,222)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	-	634,000	5,001,920

Net increase (decrease) in cash and cash equivalents	(578,666)	(98,166)	221,806
Cash and cash equivalents at beginning of the period	800,472	365,958	-
Cash and cash equivalents at end of the period	$221,806	$267,792	$221,806

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information

The interim financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and six month period ended June 30, 2006 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

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

Development Stage Company

Effective July 9, 1998 (date of inception), the Company is considered a development stage Company as defined in Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Companies”, SFAS No. 7. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a significant source of revenue.

Going Concern

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

Net Income (Loss) per Common Share

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

	As of June 30,
	2006	2005
Options to purchase common stock - vested	3,595,951	1,605,316
Options to purchase common stock - unvested	1,175,001	4,337,938
Warrants	10,405,010	5,922,011
Shares from potential note conversions	227,037,962	9,877,125
Total	242,213,924	21,742,390

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005.

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

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
10% note payable, unsecured, originally due on 11/30/2002. The note payable was in default as of December 31, 2002. The venture capital firm that issued the loan has since been placed in receivership. As of December 31, 2003 the note balance was $587,753 with accrued interest payable of $141,501. In August 2004, this note for $587,753 and accrued interest of $175,787 was restructured into a 3-year convertible note of $350,000 plus 89,500 5-year warrants to purchase additional shares at $0.01 per share. The note is convertible into shares of common stock at a conversion price of $0.83798 per share. Interest is payable quarterly at 6% per year. The 89,500 warrants have a value of $0.0378 per share. The conversion resulted in a $411,597 gain on extinguishment of debt in 2004.
	350,000	350,000
10% convertible notes with interest due quarterly subject to certain conditions, due three years from the date of the notes, June 14, 2008, August 18, 2008, and August 29, 2008. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.40 or (ii) 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. (see below) In 2005 $470,313 of note principal was converted into 67,580,405 shares at an average conversion rate of $0.007 per share. No note principal was converted in 2006.
	448,047	240,491
6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	15,393	21,875
Total notes payable	813,440	612,366
Less: current portion	(15,393)	(21,875)
Balance notes payable (long term portion)	$798,047	$590,491

NOTE D - CONVERTIBLE NOTES PAYABLE

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
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at June 30, 2006.

•
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $207,556 during the six months ended June 30, 2006 and $10,228 during the same peiod in 2005.

During 2005, $470,311 of the June 14th convertible note was converted into 67,580,405 shares at an average conversion rate of $0.007 according to the terms of the note. No note principal of the convertible notes was converted into shares during 2006.

The following table summarizes the various components of the convertible notes as of June 30, 2006:

Convertible notes:	$448,047
Warrant liability	107,617
Derivative liability	1,642,997
2,198,661

Adjustment of note and warrant liability to fair value	130,117

Accretion of interest related to convertible debenture	(448,048)
Converted to common shares	(351,043)
Total convertible notes:	$1,529,687

NOTE E - RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2005 accounting for convertible debentures and detachable warrants (see Note C).

In its original accounting for the debentures and detachable warrants, the Company recognized an embedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company has determined that the embedded conversion feature should have been accounted for in accordance with FAS 133, EITF 98-5, EITF 00-19, EITF 00-27, and APD 14. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

In accordance with SFAS 154 the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported Consolidated Statements of Losses for the three and six months ended June 30, 2005 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2005. The impact on the previously issued June 30, 2005 financial statements is as follows:

Balance Sheets as at June 30, 2005

	June 30, 2005 balance sheets prior to restatement	June 30, 2005 balance sheets post restatement	Amount increase (decrease) in June 30, 2005 balance sheets
Total Assets	$534,847	$534,847	$-

Derivative liability related to convertible notes	-	$585,714	$585,714
Warrant liability related to convertible notes	-	$274,225	$274,225
Long term debt	$373,338	$373,844	$506
Total Liabilities	$954,941	$1,815,386	$860,445

Additional paid in capital	$5,677,568	$4,977,568	$(700,000)
Accumulated deficit	$(5,425,377)	$(5,585,821)	$(160,445)
Deficiency in Stockholders’ Equity	$(420,094)	$(1,280,539)	$(860,445)

Condensed Consolidated Statement of Losses for Three Months Ended June 30, 2005

	Three Months ended June 30, 2005 financial statement balance prior to restatement	Three Months ended June 30, 2005 financial statement post restatement	Amount increase (decrease) in June 30, 2005 financial statements
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$(159,939)	$(159,939)
Interest expense	$(193,144)	$(193,650)	$(506)
Net loss	$(1,153,463)	$(1,313,908)	$(160,445)

Loss per share-basic and fully diluted	$(0.02)	$(0.02)	$-

Condensed Consolidated Statement of Losses for Six Months Ended June 30, 2005

	Six Months ended June 30, 2005 financial statement balance prior to restatement	Six Months ended June 30, 2005 financial statement post restatement	Amount increase (decrease) in June 30, 2005 financial statements
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$(159,939)	$(159,939)
Interest expense	$(215,747)	$(216,253)	$(506)
Net loss	$(2,044,037)	$(2,204,481)	$(160,445)

Loss per share-basic	$(0.04)	$(0.04)	$-

Loss per share-fully diluted	$(0.04)	$(0.04)	$-

Consolidated Statement of Cash Flows

	June 30, 2005 financial statement balance prior to restatement	June 30, 2005 financial statement post restatement	Change in June 30, 2005 financial statements
Net loss	$(2,044,036)	$(2,204,481)	$(160,445)
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$159,939	$159,939
Notes payable	$35,000	$35,506	$506
Net cash used in operating activities	$(726,423)	$(726,423)	$-

Net cash used in by investing activities	$(5,743)	$(5,743)	$-

Net cash provided by financing activities	$634,000	$634,000	$-

NOTE F - COMMON STOCK

At the 2006 Annual Meeting of Stockholders of Grant Life Sciences, Inc. the stockholders of the Company, by an affirmative vote of 64% of its outstanding shares of common stock, agreed to the filing of a Certificate of Amendment to the Articles of Incorporation of the Company pursuant to which the Company’s authorized shares of common stock would be increased from 150,000,000 shares to 750,000,000 shares of common stock with $0.001 par value per share. As of both June 30, 2006 and December 31, 2005, the Company has 126,486,518 shares of common stock issued and outstanding. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

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

NOTE G - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. During the six months ended June, 2006, 600,000 options were granted, 500,000 with an exercise price of $0.05, and 100,000 with an exercise price of $0.018. No options were exercised, or terminated. In 2005, 950,000 options were granted, 850,000 with an exercise price of $0.18 and 100,000 with an exercise price of $0.40. In 2004, 5,243,254 options were granted under the plan. All of the options granted in 2004 have an exercise price of $0.18, but differing vesting terms. 50,000 of these options were exercised in June 2005. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Company’s 2004 Stock Incentive Plan are summarized below. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive Plan and as of June 30, 2006 :

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	4,170,952	7.1	$0.18	3,312,618	$0.18
$ 0.05	500,000	9.9	$0.05	250,000	$0.05
$ 0.018	100,000	9.9	$0.018	33,333	$0.018
Total	4,770,952	7.5	$0.16	3,595,951	$0.17

	Number of Shares	Weighted Average Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2003	-	-	-
Granted	5,243,254	$0.18	-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at December 31, 2004	5,243,254	0.18	-
Granted	950,000	0.19	-
Exercised	(50,000)	0.18	-
Canceled or expired	(1,972,302)	0.18	-
Outstanding at December 31, 2005	4,170,952	0.18	-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at March 31, 2006	4,170,952	0.18	-
Granted	600,000	0.045	$500
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at June 30, 2006	4,770,952	$0.16	$500

Exercisable June 30,2006	3,595,951	$0.17	$167

A summary of the status of the Company’s nonvested options as of December 31, 2005 and changes during the six months ended June 30, 2006 is as follows:

Nonvested Shares	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2005	983,334	$0.66
Granted	600,000	$0.018
Vested	(408,333)	$0.18
Forfeited	-	-
Nonvested at June 30, 2006	1,175,001	$0.51

As at June 30, 2006, the total compensation cost not yet recognized related to nonvested option awards is $113,218 which is expected to be realized over a weighted average period of 0.61 years.

The weighted-average fair value of stock options granted during the current year and the years ended December 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005	2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.9%	3.6%	3.7%
Expected stock price volatility	373%	107%	114%
Expected dividend payout	0%	0%	0%
Expected option life-years based on management’s estimate	3 yrs	3 yrs	3 yrs

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005. During the three and six months ended June 30, 2006, the Company recognized $91,413 ($36,811 in general and administrative and $54,602 in research and development expenses) and $176,384 ($67,182 in general and administrative and $ 109,202 in research and development expenses) respectively as expense relating to vested stock options. During the three and six months ended June 30, 2005, the Company recognized $428,859 ($290,255 in general and administrative and $138,604 in research and development expenses)and $721,333 ($444,125 in general and administrative and $277,208 in research and development expenses) respectively as expenses relating to vested stock options.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of June 30, 2006:

Warrants Outstanding & Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$ 0.01	89,500	3.1	$0.01
$ 0.1835	411,104	3.1	$0.1835
$ 0.1835	1,912,100	3.1	$0.1835
$ 0.1835	50,000	3.1	$0.1835
$ 0.18	250,000	3.3	$0.18
$ 0.45	2,692,307	4.0	$0.45
$0.45	2,307,692	4.1	$0.45
$0.45	2,692,307	4.2	$0.45
	10,405,010		$0.38

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	0.16
Granted	7,942,306	0.45
Exercised	(517,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2005	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	10,405,010	$0.38

All warrants outstanding were exercisable at the date of grant. All of the warrants, except 250,000 warrants issued in 2004 for R&D services, were issued in connection with financings. The exercise price of the warrants issued in 2005 can be adjusted downward if stock is issued below the market price.

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

Overview

We are considered a development stage company engaged primarily in the development of protein-based screening tests that are used to screen women for cervical cancer and pre-cancerous conditions that typically result in cervical cancer.  We believe our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of blood taken from the patient.  In one version of our test, the blood sample is analyzed in a clinical testing laboratory using standard laboratory equipment and analytic software, which generally can produce test results in about two hours.  Our rapid test is designed to be administered at the point of care by a health professional in a doctor’s office, hospital, and clinic or even at home, and provides easy-to-read results in approximately 15 minutes. Our planned cervical cancer test uses proprietary technology to detect the presence of antibodies.  We believe that in the future we may be able to use that technology to develop rapid tests for other diseases and cancers.

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

We had no revenues and net income of $142,312 in the three months ended June 30, 2006 compared with a net loss of $1,313,908 during the same three months in 2005. During the six months ended June 30, 2006 we incurred a net loss of $64,730 in 2006 compared to a net loss of $2,204,481 in the same period in 2005. This profit and the losses are materially affected by non-cash changes in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities, as depicted in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
		Restated		Restated

Reported Net Income (loss)	$142,312	$(1,313,908)	$(64,730)	$(2,204,481)

Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	(736,145)	159,939	(1,017,234)	159,939

Net loss before change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	$(593,833)	$(1,153,969)	$(1,081,964)	$(2,044,542)

For the three months ended June 30, the reductions in operating expense results from: $155,000 lower R&D expenditures of which $84,000 was the result of lower stock option expense and $31,000 in lower salaries,, the reduction in general and administrative expenses of $383,000 which was primarily from $253,000 in lower amortization of employee, director and consultant option expenses, $19,000 lower wages, $112,000 lower consulting, and $54,000 lower legal fees, and interest costs which declined by $22,000.

For the six months ended June 30, the $1,043,000 reduction in operating expense results from: $263,000 lower R&D expenditures of which $168,000 was the result of lower stock option expense and $70,000 in lower salaries, the reduction in general and administrative expenses of $780,000 which was primarily from $377,000 in lower amortization of employee, director and consultant option expenses, $52,000 lower wages, $234,000 lower consulting, and $64,000 lower legal fees partially offset by an increase of $33,000 in audit fees, and interest cost which increased by $80,000. Since inception in July 1998, we have incurred cumulative losses of $8,080,400.

In June and August, 2005 we sold $2,000,000 of convertible debt in a private placement as part of an agreement to sell $2,000,000 of convertible debt. In order to meet the number of shares that may be required on conversion of the $2 million of convertible notes, based on latest conversion rates, we requested and received shareholder approval at our annual meeting held May 23, 2006 to increase our authorized shares of common stock from 150 million shares to 750 million shares.

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

Plan of Operations

Grant Life Sciences, Inc. (GLIF.OB), a development stage company, engages in the research, development, marketing, and sale of diagnostic kits for the screening, monitoring, and diagnosis of diseases with emphasis on women’s health, infectious diseases, and cancers.

During the next year, we expect we may acquire laboratory assets to augment our clinical research and development efforts, which are presently outsourced, and may continue to be outsourced. We have relocated our offices to California where our chairman, president and chief financial officer reside.

During the next 12 months, we plan to expand on our broadened business strategy of in- and out-licensing technologies and products. To this end, we have recently established OEM agreements to manufacture and distribute more than two-dozen immunoassay tests for the India and other South East Asia markets. These newly added tests are additions to the AccuDx rapid test line (HIV1/2, Dengue fever IgG and IgM), and include trimarkers (Toxoplasma, Rubella, and CMV IgG and IgM antibodies), HSV (IgG and IgM), HBVsAg, HCV, Troponin-I, TB rapid test, hemoglobin A1c, cancer markers, thyroid hormone panel (T3, T4, TSH), and others. In addition, we have signed a Letter of Intent (LOI) to exclusively represent Response Biomedical Corp. of Burnaby, B.C. to distribute its RAMP cardiac products in India.

We plan to take advantage of our established sales channel to provide important diagnostic tests to the vast India market and we intend to continue adding new products in the area of infectious diseases, hormones, and cancer biomarkers, for sales in the future. We are also actively expanding our sales channel to other South East Asia countries. Starting in the third quarter of 2006 we plan to increase revenue from the sales of immunoassay kits and RAMP cardiac products significantly.

As part of our in- and out-licensing strategy, we signed a Memorandum of Understanding (MOU) with Diagnostic Technology Ltd. (Haifa, Israel) in April related to Grant’s cervical cancer-diagnostic technology (U.S. Patent No. 6,743,593). The MOU, initially for a 90 day due diligence period was extended an additional 60 days in order to complete the evaluation of human papillomavirus antibody test.

As a development stage company, we plan to acquiring new products through our in-licensing activities, optimizing the technologies and products, and out-licensing to our partners for further development or sales through our own marketing channels. In addition to the human papillomavirus antibody test, we are actively evaluating a human papillomavirus antigen test and other new technologies.

During the next 12 months, we anticipate that we may add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

We do not anticipate investing in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities during the next 12 months.  We do not intend to undertake investments in real estate as a part of our normal operations.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $349,074 and total current liabilities of $525,864. These current liabilities include $99,999 of accrued liquidated damages owed to investors who purchased shares in July and August of 2004, under the terms of the Registration Rights Agreement associated with this financing. The registration agreement covering the shares was filed on time, but was not effective by the due date. This form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on July 9, 2005.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2006 or as of the date of this report.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the second quarter of fiscal 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 3, 2006 a summons and complaint was filed in the Supreme Court of the State of New York by various investors against the Company. On June 26, 2006 the Company agreed to a settlement of this matter whereby the investors were paid $17,422 in cash and will be issued shares for the remaining $52, 265 of the claim at $0.01 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

In January 2006, the Company was served with a default notice by the holders of the $2,000,000 convertible notes. The default was the result of the Company’s not having maintained an effective registration statement for sufficient shares to permit the note holders to continue conversion of the notes to common shares. In February 2006, the notice of default was withdrawn in exchange for an agreement with the Company whereby the rate at which the notes could be converted was reduced from 50% to 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 23, 2006 in Los Angeles, shareholders representing 64% of the issued and outstanding common shares were present in person or by proxy. At that meeting the shareholders elected Stan Yakatan, Michael Ahlin, Jack Levine, and Dr. Hun-Chi Lin directors, approved the increase in authorized share capital from 150,000,000 to 750,000,000 common shares, and approved the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditors for the fiscal year ended December 31, 2005.

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

GRANT LIFE SCIENCES, INC.

Date: August 14, 2006	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: August 14, 2006	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer