Form 10QSB
period 2006-09-30
Grant Life Sciences, Inc.
filed 2006-11-20
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of November 14, 2006, there were 136,338,605 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets -September 30, 2006 (Unaudited) and December 31, 2005 (audited)	3

	Condensed Consolidated Statement of Operations - three months and nine months ended September 30, 2006 (Unaudited) and 2005, and July 9, 1998 (date of inception) through September 30, 2006	4

	Condensed Consolidated Statement of Deficiency in Stockholder’s Equity- July 9, 1998 (date of inception) through September 30, 2006	5

	Condensed Consolidated Statement of Cash Flows - nine months ended September 30, 2006 and 2005 and July 9, 1998 (date of inception) through September 30, 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1	Legal Proceedings	23

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3	Defaults upon Senior Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	23

Item 5	Other Information	23

Item 6	Exhibits	23

Signatures		24

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$41,456	$800,472
Accounts receivable	21,338	72,675
Prepaid expenses	33,125	69,125
Deposits & other assets	34,283	45,209
Total current assets	130,202	987,481

Property and equipment, net of accumulated depreciation of
$18,071 and $12,519 at September 30, 2006 and December 31, 2005, respectively	12,622	14,321
Deferred financing fees, net of accumulated amortization of $32,292 and $13,542, at September 30, 2006 and December 31, 2005, respectively	42,708	61,458

Total assets	$185,532	$1,063,260

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$154,968	$124,847
Accrued liabilities	189,888	130,555
Accrued interest payable	111,148	106,637
Accrued payroll liabilities	81,305	94,680
Notes payable, current portion (Note C)	15,680	21,875
Total current liabilities	552,989	478,594

Long-term liabilities:
Notes payable - long term (Note C)	350,000	350,000
Convertible notes payable (Note C)	565,104	240,491
Derivative liability related to convertible notes	8,137,682	2,606,377
Warrant liability related to convertible notes	561,423	161,472
Total Liabilities	10,167,198	3,836,934
Commitments and contingencies	-	-
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares issued and outstanding at September 30, 2006 and at December 31, 2005. (Note F)	-	-
Common stock, par value; $.001, authorized 750,000,000 shares at September 30, 2006 and 150,000,000 shares at December 31, 2005,132,977,917 and 126,486,518 shares issued and outstanding at September 30, 2006 and at December 31, 2005 respectively. (Note F)	132,979	126,487
Additional paid in capital	5,381,597	5,400,819
Deferred compensation	-	(285,308)

Deficit accumulated during development stage	(15,496,242)	(8,015,672)

Total deficiency in stockholders' equity:	(9,981,666)	(2,773,674)
Total liabilities and deficiency in stockholders' equity:	$185,532	$1,063,260

The accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,		For the period July 9, 1998 (date of inception) through
	2006	2005	2006	2005	September 30, 2006
		(Restated - Note E)		(Restated - Note E)
Sales					$72,675
Cost of Sales					62,805
Gross Margin					9,870

Operating Expenses:
General and administrative	$196,861	$466,906	$851,244	$1,901,830	5,575,976
Depreciation	1,851	1,713	5,552	4,949	24,955
Acquisition cost	-	-	-	-	65,812
Research and development	99,966	90,091	227,576	480,220	1,696,081
Total Operating Expenses	298,678	558,710	1,084,372	2,386,999	7,362,824
	-
Loss from Operations	(298,678)	(558,710)	(1,084,372)	(2,386,999)	(7,362,954)

Other income (expenses):
Gain on extinguishment of debt	-	-	-	-	510,104
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	(6,948,491)	(10,293,048)	,(5,931,257)	(10,452,987)	(6,818,374)
Interest expense	(168,671)	(181,844)	(464,939)	(398,097)	(1,834,918)

Loss before income taxes	(7,415,840)	(11,033,602)	(7,480,568)	(13,238,083)	(15,496,142)
Income tax expense	-	-	-	-	(100)
Net loss	$(7,415,840)	$(11,033,602)	$(7,480,568)	$(13,238,083)	$(15,496,242)

Net loss per common share - Basic and Fully diluted (Note A)	$(0.058)	$(0.19)	$(0.059)	$(0.23)	n/a
		-	-	-	n/a
Weighted average shares - Basic and Fully diluted (Note A)	127,685,236	59,219,548	126,890,482	57,837,341	n/a

See accompanying notes to the unaudited condensed consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2005

	Common Shares	Common Shares Amount	Subscription Receivable	Deferred Compensation	Additional Paid In Capital	Accumulated Deficit	Total (Deficiency) In Stockholders Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,886)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of Senior note payable at $0.0105 per share on 9/8	2,800,000	2,800	-	-	26,600	-	29,400
Partial conversion of Senior note payable at $0.0068 per share on 9/23	2,980,000	2,980	-	-	17,284	-	20,264
Partial conversion of Senior note payable at $0.00423 per share on 9/28	2,980,000	2,980	-	-	9,625	-	12,605
Stock options issued to interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Partial conversion of Senior note payable at $0.00423 per share on 10/3/05	2,980,000	2,980	-	-	9,625	-	12,605
shares issued on exercise of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Partial conversion of Senior note payable at $0.00423/share per share on 10/6/05	2,400,000	2,400	-	-	7,752	-	10,152
Partial conversion of Senior note payable at $0.00423 per share on 10/7/05	500,000	500	-	-	1,615	-	2,115
Partial conversion of Senior note payable at $0.00423 per share on 10/12/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00423 per share on 10/17/05	2,980,000	2,980	-	-	9,625	-	12,605
Partial conversion of Senior note payable at $0.00776 per share on 10/21/05	3,570,000	3,570	-	-	24,205	-	27,775
Partial conversion of Senior note payable at $0.00776 per share on 10/26/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.00776 per share on 11/3/05	3,570,000	3,570	-	-	23,562	-	27,132
Partial conversion of Senior note payable at $0.0057 per share on 11/8/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0057 per share on 11/11/05	4,230,000	4,230	-	-	19,881	-	24,111
Partial conversion of Senior note payable at $0.0059 per share on 11/15/05	4,230,000	4,230	-	-	20,727	-	24,957
Partial conversion of Senior note payable at $0.0063 per share on 11/18/05	4,230,000	4,230	-	-	22,419	-	26,649
Partial conversion of Senior note payable at $0.0080 per share on 11/23/05	4,230,000	4,230	-	-	29,610	-	33,840
Partial conversion of Senior note payable at $0.01016 per share on 11/30/05	4,230,000	4,230	-	-	38,747	-	42,977
Partial conversion of Senior note payable at $0.0093 per share on 12/6/05	4,230,000	4,230	-	-	35,096	-	39,326
Partial conversion of Senior note payable at $0.00908 per share on 12/9/05	5,650,000	5,650	-	-	45,652	-	51,302
Partial conversion of Senior note payable at $0.00856 per share on 12/16/05	1,010,405	1,010	-	-	7,639	-	8,649
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss for the year	-	-	-	-	-	(4,634,331)	(4,634,331)
Balance, December 31, 2005	126,486,518	126,487	-	(285,308)	5,400,818	(8,015,670)	(2,773,672)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of Deferred Compensation	-	-	-	200,336	(200,336)	-	-
Net loss for the quarter ended March 31, 2006	-	-	-	-	-	(207,044)	(207,044)
Balance, March 31, 2006	126,486,518	126,487	-	-	5,200,482	(8,222,714)	(2,895,745)
Vesting of stock options	-	-	-	-	91,413	-	91,413
Net income for the quarter ended June 30, 2006	-	-	-	-	-	142,312	142,312
Balance, June 30, 2006	126,486,518	$126,487	-	-	$5,291,895	($8,080,402)	($2,662,020)
Vesting of stock options	-	-	-	-	35,921	-	35,921
Partial conversion of Senior note payable at $0.00633 per share	1,264,865	1,264	-	-	6,742	-	8007
Issued stock in satisfaction of debt	5,226,534	5,227	-	-	47,039	-	52,266
Net loss for the quarter ended September 30, 2006	-	-	-	-	-	(7,415,840)	(7,415,840)
Balance, September 30, 2006	132,977,917	$132,979	-	-	$5,381,597	($15,496,242)	($9,981,666)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the Period July 9, 1998 (date of inception) through
	2006	2005	September 30, 2006
		(Restated - Note E)
Cash flows from operating activities:
Net (loss)	$(7,480,568)	$(13,238,083)	$(15,496,242)
Adjustments to reconcile net (loss) to cash (used in) operations:
Depreciation	5,552	4,949	24,955
Amortization	25,852	137,671	52,519
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	5,931,257	10,452,987	6,818,374
Loss on abandonment of assets	-	-	3,790
Vesting of stock options (Note F)	212,305	871,475	1,615,372
Common stock issued in exchange for services rendered	-	194,000	388,250
Cancellation of stock options	-	-	193,275
Interest on convertible notes payable	332,619	112,732	989,693
Warrants issued in exchange for services rendered	-	-	11,000
Beneficial conversion feature discount	-	-	298,507
Gain on extinguishment of debt	-	-	(510,104)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)
Acquisition cost	-	-	65,812
Decrease (increase) in:
Accounts receivable	51,337	-	(21,338)
Employee receivables	-	334	-
Prepaid expense	36,000	(129,418)	(33,125)
Deposits & other	3,822	3,000	(52,513)
(Decrease) increase in:
Accounts payable	30,122	114,577	152,442
Notes payable & long-term debt	(6,195)	35,000-	15,680
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Accrued expenses	59,333	63,889	187,889
Accrued payroll liabilities	(13,375)	80,916	81,305
Accrued interest payable	56,777	106,582	353,876
Net cash (used in) operating activities	(755,162)	(1,190,620)	(4,919,097)

Cash flows from investing activities:
Payments for property and equipment	(3,854)	(5,743)	(41,368)
Net cash used in investing activities	(3,854)	(5,743)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	-	9,000	1,770,887
Net proceeds from notes payable	-	1,925,000	3,105,255
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	-	1,934,000	5,001,921

Net increase (decrease) in cash and cash equivalents	(759,016)	737,639	41,456
Cash and cash equivalents at beginning of the period	800,472	365,958	-
Cash and cash equivalents at end of the period	$41,456	$1,103,597	$41,456

Supplementary disclosure for non-cash investing and financing activities:

During the three months ended September 30,2006 the Company issued 1,264,865 shares of its Common Stock upon conversion of $8,007 of secured convertible notes payable, and 5,226,534 shares of its common stock in satisfaction of $52,268 of indebtedness.

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Interim Financial Information

The interim financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 is unaudited. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. The results of operations for the three and nine month period ended September 30, 2006 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2006.

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

	As of September 30,
	2006	2005
Options to purchase common stock - vested	4,025,118	4,695,953
Options to purchase common stock - unvested	745,834	1,314,166
Warrants	10,405,010	10,922,010
Shares from potential note conversions	141,969,294	79,508,727
Total	157,145,256	96,440,856

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

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

In accordance with SOP 98-5, the Company expensed $65,812 as organization costs in 2004.

NOTE C - NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 are as follows:

September 30, 2006	December 31, 2005
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
10% convertible notes with interest due quarterly subject to certain conditions, due three years from the date of the notes, June 14, 2008, August 18, 2008, and August 29, 2008. The holder has the option to convert unpaid principal to the Company's common stock at the lower of (i) $0.40 or (ii) 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. (see below) In 2005 $470,313 of note principal was converted into 67,580,405 shares at an average conversion rate of $0.007 per share. In 2006, $8,007 of note principal was converted into 1,264,865 shares at an average conversion rate of $0.0063 per share.
	565,104	240,491
6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment is due 3/7/2007.	15,680	21,875
Total notes payable	930,784	612,366
Less: current portion	(15,680)	(21,875)
Balance notes payable (long term portion)	$ 915,104	$ 590,491

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
•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at September 30, 2006.

•
The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

•	Accreted interest of $322,619 during the nine months ended September 30, 2006 and $10,228 during the same peiod in 2005.

During 2005, $470,311 of the June 14th convertible note was converted into 67,580,405 shares at an average conversion rate of $0.007 according to the terms of the note. As at September 30, 2006, $8,007 of the June 14th convertible note was converted into 1,264,865 shares at an average conversion rate of $0.006 according to the terms of the note.

The following table summarizes the various components of the convertible notes as of September 30, 2006:

Convertible notes:	$565,104
Warrant liability .	561,423
Derivative liability .	8,137,682
9,264,209

Adjustment of note and warrant liability to fair value	(6,691,100)
Accretion of interest related to convertible debenture .	(573,109)
Converted to common shares .	(478,320)
Total convertible notes:	$1,521,680

 NOTE E - RESTATEMENT

During the year ended December 31, 2005, it was determined the correct application of accounting principles had not been applied in the 2005 accounting for convertible debentures and detachable warrants (see Note C).

In its original accounting for the debentures and detachable warrants, the Company recognized an embedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company has determined that the embedded conversion feature should have been accounted for in accordance with FAS 133, EITF 98-5, EITF 00-19, EITF 00-27, and APB 14. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

In accordance with SFAS 154 the necessary corrections to apply the accounting principles on the aforementioned transactions are currently reflected in the reported Consolidated Statements of Losses for the three and nine months ended September 30, 2005 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The impact on the previously issued September 30, 2005 financial statements is as follows:

Balance Sheets as at September 30, 2005
	September 30, 2005 balance sheets prior to restatement	September 30, 2005 balance sheets post restatement	Amount increase (decrease) in September 30, 2005 balance sheets
Total Assets	$1,375,233	$1,375,233	$ -

Derivative liability related to convertible notes	-	$11,957,218	$11,957,218
Warrant liability related to convertible notes	-	$376,500	$376,500
Long term debt	$464,480	$561,376	$96,896
Total Liabilities	$1,002,348	$13,432,962	$12,430,614

Additional paid in capital	$7,078,639	$5,078,639	$(2,000,000)
Accumulated deficit	$(6,188,808)	$(16,619,422)	$(10,430,614)
Deficiency in Stockholders’ Equity	$(372,885)	$(12,057,729)	$(11,684,844)

Condensed Consolidated Statement of Losses for Three Months Ended September 30, 2005
	Three Months ended September 30, 2005 financial statement balance prior to restatement	Three Months ended September 30, 2005 financial statement post restatement	Amount increase (decrease) in September 30, 2005 financial statements
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$(10,293,048)	$(10,293,048)
Interest expense	$(204,723)	$(181,844)	$ 22,876
Net loss	$(763,432)	$(11,033,602)	$(10,270,170)

Loss per share-basic and fully diluted	$(0.01)	$(0.19)	$(0.18)

Condensed Consolidated Statement of Losses for Nine Months Ended September 30, 2005
	Nine Months ended September 30, 2005 financial statement balance prior to restatement	Nine Months ended September 30, 2005 financial statement post restatement	Amount increase (decrease) in September 30, 2005 financial statements
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$(10,452,987)	$(10,452,987)
Interest expense	$(420,470)	$(398,097)	$22,373
Net loss	$(2,807,469)	$(13,238,083)	$(10,430,614)

Loss per share basic and fully diluted	$(0.05)	$(0.24)	$ (0.19)

Consolidated Statement of Cash Flows
	September 30, 2005 financial statement balance prior to restatement	September 30, 2005 financial statement post restatement	Change in September 30, 2005 financial statements
Net loss	$(2,807,468)	$(13,238,083)	$(10,430,615)
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	-	$10,452,987	$10,452,987
Beneficial conversion feature discount	$135,106	$ -	$(135,106)
Interest on convertible notes payable	$ -	$(112,732)	$112,732
Net cash used in operating activities	$(1,190,619)	$(1,190,619)	$ -

Net cash used in by investing activities	$(5,743)	$(5,743)	$ -

Net cash provided by financing activities	$1,934,000	$1,934,000	$ -

NOTE F - COMMON STOCK

At the 2006 Annual Meeting of Stockholders of Grant Life Sciences, Inc. the stockholders of the Company, by an affirmative vote of 64% of its outstanding shares of common stock, agreed to the filing of a Certificate of Amendment to the Articles of Incorporation of the Company pursuant to which the Company’s authorized shares of common stock would be increased from 150,000,000 shares to 750,000,000 shares of common stock with $0.001 par value per share. As of September 30, 2006 the Company had 132,977,917 shares of common stock issued and outstanding. As of December 31, 2005, the Company had 126,486,518 shares of common stock issued and outstanding. The Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

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

In August 2006 $8,007 of principal of the senior 10% convertible notes converted into 1,264,865 shares. The average conversion price per share was $0.0063

In September 2006, 5,226,534 shares were issued in satisfaction of indebtedness for liquidated damages at $0.01 per share for a total of $52,265. The liquidated damages arose from a 2004 Agreement from a sale of unregistered shares and warrants of the Company in July and August 2004.

NOTE G - STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. During the nine months ended September, 2006, 600,000 options were granted, 500,000 with an exercise price of $0.05, and 100,000 with an exercise price of $0.018. No options were exercised, or terminated. In 2005, 950,000 options were granted, 850,000 with an exercise price of $0.18 and 100,000 with an exercise price of $0.40. In 2004, 5,243,254 options were granted under the plan. All of the options granted in 2004 have an exercise price of $0.18, but differing vesting terms. 50,000 of these options were exercised in June 2005. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Company’s 2004 Stock Incentive Plan are summarized below. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incenctive Plan and as of September 30, 2006 :

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.18	4,170,952	6.8	$0.18	3,700,118	$0.18
$ 0.05	500,000	9.6	$0.05	291,667	$0.05
$ 0.018	100,000	9.6	$0.018	33,333	$0.018
Total	4,770,952	7.2	$0.16	4,025,118	$0.17

	Number of Shares	Weighted Average Price Per Share	Aggregate Intrinsic Value
Outstanding at December 31, 2003	-	-	-
Granted	5,243,254	$0.18	$-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at December 31, 2004	5,243,254	0.18	-
Granted	950,000	0.19	-
Exercised	(50,000)	0.18	-
Canceled or expired	(1,972,302)	0.18	-
Outstanding at December 31, 2005	4,170,952	0.18	-
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at March 31, 2006	4,170,952	0.18	-
Granted	600,000	0.045	17,000
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at June 30, 2006	4,770,952	0.16	17,000
Granted	-	-	-
Exercised	-	-	-
Canceled or expired	-	-	-
Outstanding at September 30, 2006	4,770,952	$0.16	$17,000

A summary of the status of the Company’s nonvested options as of December 31, 2005 and changes during the nine months ended September 30, 2006 is as follows:

Nonvested Shares	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2005	983,334	$0.66
Granted	600,000	$0.018
Vested	(837,500)	$0.18
Forfeited	-	-
Nonvested at September 30, 2006	745,834	$0.33

As at September 30, 2006, the total compensation cost not yet recognized related to nonvested option awards is $83,739 which is expected to be realized over a weighted average period of 0.45 years.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS123R). This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. The Company elected early adoption of this Statement, effective for 2004, in advance of the Company's required adoption date of December 15, 2005. During the three and nine months ended September 30, 2006, the Company recognized $35,921 ($48,521 in general and administrative and $(12,800) in research and development expenses) and $212,305 ($115,702 in general and administrative and $ 96,603 in research and development expenses) respectively as expense relating to vested stock options. During the nine months ended September 30, 2005, the Company recognized $871,475 ($539,667 in general and administrative and $331,808 in research and development expenses) as expenses relating to vested stock options.

Warrants

The following tables summarize changes in warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of September 30, 2006:

Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$ 0.01	89,500	2.8	$0.01
$ 0.1835	411,104	2.8	$0.1835
$ 0.1835	1,912,100	2.8	$0.1835
$ 0.1835	50,000	2.8	$0.1835
$ 0.18	250,000	3.0	$0.18
$ 0.45	2,692,307	3.7	$0.45
$0.45	2,307,692	3.8	$0.45
$0.45	2,692,307	3.9	$0.45
	10,405,010		$0.38

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2003	-	-
Granted	5,382,704	0.09
Exercised	(2,403,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2004	2,979,704	0.16
Granted	7,942,306	0.45
Exercised	(517,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2005	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2006	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2006	10,405,010	0.38
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2006	10,405,010	$0.38

All warrants outstanding were exercisable at the date of grant. All of the warrants, except 250,000 warrants issued in 2004 for R&D services, were issued in connection with financings. The exercise price of the warrants issued in 2005 can be adjusted downward if stock is issued below the market price.

NOTE H - SUBSEQUENT EVENT

On November 3, 2006 the Company issued 387,500 shares of common stock of the Corporation at $0.03 per share to the Chairman of the Audit Committee in consideration for board fees owing at September 2, 2005, 453,127 shares of common stock of the Corporation to a vendor at $0.015 per share in consideration for services provided during 2005, and 310,000 shares of common stock of the Corporation valued at $40,000 to a consultant in accordance with a March 5, 2005 Consulting Agreement.

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

We had no revenues and a net loss of $7,415,840 in the three months ended September 30, 2006 compared with a net loss of $11,033,602 during the same three months in 2005. During the nine months ended September 30 we incurred a net loss of $7,480,568 in 2006 compared to a net loss of $13,238,083 in the same period in 2005. These losses are materially affected by non-cash changes in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities	$(6,948,491)	$(10,293,048)	$(5,931,257)	$(10,452,987)

Net loss	$(7,415,840)	$(11,033,602)	$(7,480,568)	$(13,238,083)

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005 the $260,000 reduction in operating expense results from: $67,000 lower consulting expenses, $115,000 lower stock option expense and $40,000 in lower salaries, $36,000 lower interest and $58,000 lower legal fees partially offset by an increase of $35,000 in audit fees

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 the $1.3 million reduction in operating expense results from: $659,000 lower stock option expense and $157,000 in lower salaries, $281,000 lower consulting, $47,000 lower royalties and licenses and $122,000 lower legal fees partially offset by an increase of $69,000 in audit fees, and interest cost which increased by $68,000. Since inception in July 1998, we have incurred cumulative losses of $15,496,242.

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

As part of our in- and out-licensing strategy, we signed a Memorandum of Understanding (MOU) with Diagnostic Technology Ltd. (Haifa, Israel) in April 2006 related to Grant’s cervical cancer-diagnostic technology (U.S. Patent No. 6,743,593). The MOU, initially for a 90 day due diligence period was extended an additional 60 days in order to complete the evaluation of human papillomavirus antibody test.  The Company and DTL are exploring an expanded partnership related to the Company's cervical cancer-diagnostic technology.

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

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $130,202 and total current liabilities of $544,989.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact FIN 48 may have on its financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact SFAS 157 may have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans”.  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the effect that the application of SFAS No. 158 will have on its results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact SAB 108 may have on its results of operations and financial condition.

In October 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 will have a material impact on our results of operations, financial position or cash flow.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2006 or as of the date of this report.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on such evaluation, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the third quarter of fiscal 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

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

GRANT LIFE SCIENCES, INC.

Date: November 20, 2006	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: November 20, 2006	/s/ Don Rutherford
Don Rutherford
Chief Financial Officer