Form 10KSB
period 2006-12-31
Grant Life Sciences, Inc.
filed 2007-04-02
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-50133

Grant Life Sciences, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	82-0490737
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

3550 Wilshire Blvd., Ste 1700, Los Angeles, CA	90010
(Address of Principal Executive Offices)	(Zip Code)

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

State issuer’s revenues for the most recent fiscal year: none.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 19, 2007: $7,214,294 (150,297,796 shares at $0.048/share).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 154,515,423 shares of common stock, $.001 par value per share, as of March 19, 2007.

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

Overview of Our Business

We are developing antibody-based screening tests to screen woman for cervical cancer and pre-cancerous conditions that become cervical cancer.  Our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of the patient’s blood.

In one version of our test, the blood sample is analyzed in a clinical setting using standard laboratory equipment and analytic software, which generally can produce completed results in about 2 hours.  Our rapid test provides easy-to-read results in approximately 15 minutes and is designed to be administered by a health professional in a doctor’s office, hospital, and clinic or even at home. This planned cervical cancer test uses proprietary technology to detect the presence of specific antibodies associated with cervical pre-cancers and cancer.  We continue to test the validity of the results and believe that if they prove valid in the future we may be able to use that technology to develop rapid tests for other diseases and cancers.

In January 2006 we announced the signing of a Memorandum of Understanding (MOU) with Drs. Sveshnikov and Kiselev of the Russian Republic, for the in-licensing of certain of their technologies that are highly complementary to our antibody-based test for detecting cervical cancer. The technology is used to detect specific cervical cancer-causing proteins. The test utilizes antibodies against these cancer-causing proteins for detection. Thus far, the test is designed to detect specific cancer-causing proteins and once fully validated and expanded would be synergistic and complementary test to existing Pap technology. It would provide for very low-cost HPV testing as currently performed in Western countries, without the need for additional cervical specimens beyond what is now taken. In addition, large capital outlays would not be required, since most laboratories can readily do the necessary testing.

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

Impact Diagnostics was formed in 1998 to license and develop certain technologies as owned by Dr. Yao Xiong Hu. Initial funding provided by the founders, and supplemented by two additional rounds of private funding, was used to fund the collection of patient samples and validation study costs of the technology. Once the technology was verified, Dr. Mark Rosenfeld drafted and applied for patents. In early 2004, Impact Diagnostics received its first patent.

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

                Pap Tests have been the most prevalent cervical cancer screening method for more than 50 years.  In recent years, gene- or DNA-based HPV tests has been introduced as an adjunct to the Pap Test.  Today, approximately 60 million Pap Tests are performed annually in the United States, and an additional 60 million Pap Tests are performed annually in the rest of the world, mainly in Canada, Western Europe and Japan.  Outside the United States, approximately 1.7 billion women do not undergo regular cervical cancer testing.  In many cases, this scarcity of testing is the result of a lack of economic resources, as well as social, cultural and/or religious factors, which may contribute to women not undergoing cervical cancer screening.

               Cervical cancer is predominantly caused by human papillomavirus or HPV.  However, of the more than 100 specific types of HPV, the scientific community believes only 7 to 15 are positively correlated with most cervical cancers. There are two types of cervical cancer.  Squamous cell carcinoma, a cancer of the flat, scale-like cells that coat the cervix, is the most prevalent type. Adenocarcinoma is a more virulent cancer that stems from cervical cells with glandular or secretory properties that is increasing in incidence and often is undetectable by Pap Tests. Missing adenocarcinomas is largely caused by problems in collecting the correct cervical cells.

Traditional Testing for Cervical Cancer

Pap Tests

The most common means of screening for cervical cancer is the Pap Test, which has been used as the primary screen for over 50 years.  The Pap Test is performed by swabbing the cervical surface to collect cells that are then placed on a microscopic slide for examination.  A specially-trained licensed cytotechnologist, usually in a hospital or pathology laboratory, observes the cells using a microscope and other specialized equipment to determine whether abnormal cells are present.  When a cytotechnologist identifies a potential abnormality, a cytopathologist verifies the interpretation.  A second generation Pap Test, known as a “Liquid Pap Test”, involves as special procedure that puts cells onto a microscopic slide in a manner that is intended to allow for more clear-cut scrutiny by the cytotechnologist.

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

While Pap Tests have been an important screening tool for many years and have helped reduce deaths caused by cervical cancer, they still have some significant shortcomings, including:

•          limited predictive value — in the United States, each year several million colposcopies are performed on patients with abnormal Pap Test results, but only 20% of the colposcopies reveal cervical cancer or pre-cancerous lesions (Journal of the American Medical Association, 287:2382).

•          false negative results — in the United States, Pap Tests fail to diagnose cervical cancer or pre-cancerous conditions that often lead to cervical cancer in approximately 30% to 60% (depending on whether a Liquid Pap Test or a regular Pap Test is used) of the cases where cervical cancer or pre-cancerous conditions are present (Archives of Pathology & Laboratory Medicine, 122:139).

•          false positive results — Distinguishing between cervical cancer or pre-cancerous states and benign conditions mimicking them can be difficult via Pap Tests. (Diagnostic Cytopathology, 28:23).

•          inability to detect adenocarcinomas — Pap Tests are unable to detect the presence of the more virulent adenocarcinoma (Clinical Laboratory Medicine, 20:140).

•          invasive procedure — Pap Tests require healthcare professional to extract cells from the cervix by inserting a colleting device into the cervix.  In some non-Western countries, women may be inhibited from undergoing this procedure for social, cultural or religious reasons.

•          high costs — highly trained physicians and other specialists are required to collect, examine and interpret the Pap Test specimen, which contributes to a higher cost structure for the Pap Test. Following a positive test result, colposcopies and biopsies are required, raising the overall potential cost of screening.

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

While HPV Tests are helpful in detecting the presence of HPV, which is a precursor for virtually all cervical cancer, they too suffer from some significant shortcomings:

•          limited predictive value — HPV tests actually detect virus infection and not cervical cancer and/or associated pre-cancerous lesions.  Although HPV is an obligate cause of cervical cancer, only 2% of patients testing positive for HPV will eventually progress to the disease (Journal of Clinical Microbiology, 42:2470).

•          invasive procedure — Like Pap smear cytology, the HPV test requires that the attending healthcare professional get cells by inserting a collection device into the cervix. As earlier stated, women in certain non-Western cultures may be prohibited from undergoing such a procedure for social, cultural or religious reasons

•          high cost and complex — The HPV test specimen must be processed by special and dedicated, expensive laboratory equipment and interpretational computer software by highly trained technicians, thus the higher costs associated with HPV tests. Following a positive test result, colposcopy and biopsies are required, thus further elevating diagnostic costs.

Our Planned Cervical Cancer Test

                We are developing cervical cancer tests that if proven will detect the presence or absence of specific antibodies that are produced only if cancer-causing HPV is present in the body, and consequent oncogenic, or cancer-promoting, changes have occurred.  Cancer-causing HPV have unique proteins that trigger the disease.  Upon disease onset, the body makes antibodies to these unique proteins.  By detecting specific antibodies to cancer-causing HPVs, we believe that our tests will be able to more reliably determine whether a patient has cervical cancer or pre-cancerous lesions than can Pap smear cytology or HPV testing.

               Our tests involve the analysis of a small amount of blood taken from the patient. The collection of small volumes of blood is widely accepted as being of “minimal risk”.  It is not necessary to probe the cervix to get results.  Given the previously discussed socio-religious hesitance or prohibitions as to getting cells from the cervix, we believe our tests will have greater acceptability and/or desirability than tests that involve obtaining cells from the cervix. Our tests involve the following steps:

•         The sample is placed into a receptacle coated with proprietary detection proteins of a specific nature. Only certain antibodies to cancer-causing HPVs can adhere to these proteins.

•         The container is then rinsed, thus removing everything but antibodies that have adhered to the proteins.

•         A special solution is added to the container.  This solution includes “detector” antibodies that attach to those specific antibodies to cancer-causing HPVs adhered to the special detector proteins. The solution changes color with attachment of the “detector” antibodies, an indicator of a positive result (i.e., cervical cancer or a pre-cancerous condition present).

We are developing two tests.  One, known as the Enzyme Linked Immunosorbent Assay Test (ELISA), is designed to be run in a laboratory.  The blood specimen is sent to the laboratory, where a laboratory technician runs the test using standard, readily available laboratory equipment.  No unique analytic or diagnostic software is required, while such software is essential for HPV testing.  While test results typically are available in about two hours, we anticipate that the typical turnaround time from the laboratory to the doctor will be approximately two days.  We believe that a doctor will be able to order this test as one of a battery of tests that is run on a patient’s blood sample after a typical office visit.

Our second generation rapid test is designed to be a point-of-care test that will be able to be administered in the hospital, physician’s office, clinic or even at home or in outdoor settings.  The test kit will contain the required container and reagents, with a color change will indicate the presence of “detector” antibodies that recognizing the cancer-causing proteins.  We anticipate that the test will be able to produce results within 10 to 15 minutes after administration of the test.

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

We believe that, when completed, our tests will be a more accurate and efficient way to diagnose cervical cancer for the following reasons:

•          greater accuracy — Our cervical cancer tests will detect specific antibodies present only if cancer-causing HPV is present and cancer-related cellular changes have occurred.  As a result, we believe our tests will be able to more accurately diagnose cancer or pre-cancerous conditions than do Pap and HPV tests, thus making for fewer false positive or false negative results.

•         ability to detect adenocarcinomas - Our antibody detection approach is well suited for finding adenocarcinomas as well as squamous cell carcinomas since cell samples are not required.

•          non-invasive — Our tests require a small amount of blood, which may be quickly and safely taken via a finger prick or from a vein in the arm.  We believe that in countries where women are reluctant to allow a healthcare professional to sample their cervix will be greater willingness to allow blood sampling to ascertain cervical disease.

•          reduced costs — We believe that because our tests will be run by laboratory technicians using standard, readily available equipment or by a healthcare professional using a point-of-care test, overall costs for our screening tests will be less than experienced with Pap or HPV tests.  In addition, by providing more accurate results, we believe that our tests may reduce the number of repeated cervical cancer tests of any sort along with expensive colposcopies, biopsies and related medical procedures.

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

Sveshnidov/Kiselev have already looked at their technology with 1000 Russian samples to confirm the potential of this technology. Grant will be further validating with more specimens from Russia and with the cervical specimens obtained in the United States under Institutional Review Board approval in controlled clinical settings.

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

Products that are used to diagnose diseases in people are considered medical devices, which are regulated in the United States by the FDA.  To obtain FDA authorization for a new medical device, a company may have to submit data relating to safety and efficacy based upon extensive testing.  This testing, and the preparation and processing of necessary applications, are expensive and may take up to a few years to complete.  Whether a medical device requires FDA authorization and the data that must be submitted to the FDA varies depending on the nature of the medical device.

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

The AccuDx test utilizes a specimen sample consisting of serum or plasma which is added to a test tube with the buffer solution provided. IgGs and IgMs in the specimen sample react with colloidal gold conjugates of recombinant dengue envelope proteins that detect Dengue Types 1, 2, 3 and 4 as they travel up the test strip and are captured by the relevant IgG and or IgM test bands. If there are anti-dengue IgGs or IgMs present within the specimen sample, signal conjugates will bind to them and produce a pale or dark pink band at either the “G” for IgGs or “M” for IgMs. In all cases the conjugate in the specimen sample conjugate mixture in the test tube will bind with the anti-dengue monoclonal antibody band, and serves as a positive control. The intensity of the bands will vary depending upon the antibody titer (IgM and IgG). In the cases of very high titer IgG and IgM, the control band may appear fainter in its intensity. Extensive utilization of point-of-care testing of Dengue IgM/IgG tests could in the Company’s view save many lives worldwide.

The agreement with AccuDx grants Grant the right to manufacture the AccuDx Tests. We will seek recertification approval in Southeastern countries where the AccuDx Tests had previously received certificates of resale and we will seek governmental approval in other countries including China, Brazil and India.

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

Grant Life Sciences has shipped several orders of rapid diagnostic tests for Malaria and Dengue Fever to India. While these initial orders were small due to the lack of funding to expand the purchase and sales, nonetheless it is evidence that we are executing our strategy to revitalize AccuDx’s distributor networks in overseas markets.   While we expect revenues to continue to increase, seasonal fluctuations due to the nature of specific diseases will effect monthly sales.  For example, Malaria and Dengue Fever are highly seasonal diseases.  However, to offset seasonal fluctuations, we plan on broadening our family of diagnostic tests utilized at both the point-of-care as well as in the laboratory setting.

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

                We entered into an exclusive license with Dr. Yao Xiong Hu on July 20, 2004 for certain processes that we currently include in our cervical cancer tests based on antibodies.  Some of the technology owned by Dr. Hu is covered by two United States patents that have been issued, and some of the technology is covered by several United States patent application that have been filed and are pending. The agreement with Dr. Hu also covers technology included in foreign applications presently pending as PCT applications in China and India. We entered into the license agreement with Dr. Hu on July 20, 2004. The initial term of this license is 17 years, and it automatically renews for successive one-year periods unless voluntarily terminated by us or by Dr. Hu in the event of our insolvency.  Under the license agreement, we are required to pay Dr. Hu a minimum licensing fee of $48,000 per year, which is paid on a monthly basis of $4,000 per month. If the annual royalty exceeds, $48,000, we will also be required to pay to Dr. Hu royalties on a quarterly basis ranging from 1% to 3% depending on the net sales of our product. We have the option to purchase the licensed technology for $250,000 within two years from the date of the agreement.

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

On January 9, 2006, we announced the signing of a memorandum of understanding (MOU) with Drs. Peter Sveshnikov and Vsevolod Kiselev of the Russian Republic, for the in licensing of technologies highly complimentary to Grants’ antibody-based test for detecting cervical cancer. The Sveshnikov/Kiselev Technology comes to Grant from the US State Department through its Bio-Industry Initiative (BII) program. The BII is designed to foster medical and other biological research and development in the former Soviet Union, to convert former biowarfare scientists to productive peacetime activities. Sveshnikov/Kiselev have developed an Enzyme-linked Immunosorbent Assay (ELISA) to detect specific cancer-causing proteins from the human papillomavirus (HPV), the obligate cause of cervical cancer, in cervical mucous and cells.

On April 10, 2006 we announced the signing of a memorandum of understanding (MOU) with Diagnostic Technologies LTD. (“DTL”), a company incorporated under the laws of the State of Israel whereby DTL would carry out a short-term assessment in order to evaluate the feasibility and viability of the results for DTL to enter in a new product development, and we would grant DTL an irrevocable, worldwide, exclusive, royalty-bearing license to use our Licensed Properties to develop, manufacture, and sell our product for the duration of the patent. In return, we would receive an up-front license fee and royalties on all sales. A definitive agreement has not been entered and the Company continues to hold discussions with DTL.

Research and Development

                Our research and development program is focused on completing development of our cervical cancer tests.  We continue to refine existing technology and develop further improvements to our tests.

                We believe that in the future we may be able to apply our technology to develop rapid tests for other diseases and certain other cancers.  We plan to pursue development of these other tests if adequate funding is available.

                For the fiscal years ended December 31, 2006 and 2005, we spent approximately $244,189 and $502,325 respectively, on research and development.

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

Employees

As of March 19, 2007, we had five employees and retained three consultants on a part-time basis.  Our employees consist of our three executive officers, a director of international marketing and one administrative assistant.  During the next 12 months, we anticipate that we may add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Item 2. Properties

We currently lease our principal executive offices in Los Angeles, California and office space in Murray, Utah.  Part of our Utah office space is subleased for $800 per month on a month to month basis. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

Items 5. Market for Common Equity and Related Security Holder Matters and Small Business Issuer Purchase of Equity Securities

                Our common stock is quoted on the OTC Bulletin Board under the symbol “GLIF.OB.”  The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock from January 1, 2005 through December 31, 2006, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2005	$0.90	$0.30
Second Quarter 2005	$0.53	$0.13
Third Quarter 2005	$0.17	$0.006
Fourth Quarter 2005	$0.039	$0.005
First Quarter 2006	$0.042	$0.018
Second Quarter 2006	$0.027	$0.013
Third Quarter 2006	$0.103	$0.014
Fourth Quarter 2006	$0.265	$0.067

                On March 29, 2007, the last reported bid price of our common stock as reported on the OTC Bulletin Board was $.05 per share.  As of March 29, 2007, we had approximately 141 shareholders of record.

We have never declared nor paid cash dividends and do not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, granted to employees, directors and consultants, under its 2004 Stock Incentive Plan as of December 31, 2006.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation approved by Security Holders	4,620,952	$0.162	18,206,746
Equity Compensation not approved by Security Holders (1)	250,000	$0.18	N/A
TOTAL	4,870,952	$0.163

(1)	Includes 250,000 warrants to purchase shares at $0.18 issued to a consultant for performing research services for performed on our behalf, prior to the Merger in July 2004.

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

We are considered a development stage company. In 2003, 2004, and 2006, we had no revenues and incurred net losses of $253,881, $1,910,350 and 2,719,310, respectively.  In 2005, we had revenues of $72,675 and incurred net losses of $4,634,331. Since inception in July 1998, we have incurred cumulative losses of $10,734,982.

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

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS No. 123R are effective as of the first interim period that begins after December 15, 2005. The Company adopted this Statement early, for the year 2004. During the years ended December 31, 2006 and 2005, the Company recognized $238,550 and $976,987 respectively as expense relating the stock options granted under its 2004 Stock Incentive Plan. For the year ended December 31, 2006 $151,204 was recognized as R&D expense and $87,345 as general and administrative expense, and or the year ended December 31, 2005 $386,410 was recognized as R&D expense and $590,577 as general and administrative expense. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS No. 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

Accounting for Derivatives

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We are currently assessing the potential impact that adoption of FASB 158 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

Plan of Operations

During the next year, we will continue to augment our clinical research and development efforts through outsourcing.  During the next 12 months, we plan to continue the development of our cervical cancer screening tests.   We intend to continue to validate the effectiveness of the processes that we currently use in the tests we are developing through trials.  In the near term, we plan to meet with regulatory agencies in the United States and in other countries to determine the clinical trials and studies we will have to undertake and the data and other information we will be required to submit to them to support our future applications for authority to market and sell our planned cervical cancer tests in those countries.  We also plan to:

•	begin studies and clinical trials in other countries that will be required in connection with our regulatory applications.

•	validate the HPV antigen detection immunoassay. We intend to continue the development of this project once the assay is verified in its current format.

                During the next 12 months, we anticipate that we may  in-license more technologies, add employees, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas. We also intend to explore alternate means of developing and marketing our cervical cancer tests by other means such as alliances, joint development, and licensing.

Liquidity and Capital Resources

We do not have sufficient capital to satisfy our cash requirements through the next twelve months. As of December 31, 2006, we had total current assets of $295,580 and total current liabilities of $845,800. Our cash flow used in operations was $1,074,218 during the year ended December 31, 2006. Additionally we used $3,854 to acquire new property and equipment during the period. We met our cash requirements during the year 2006 through the placement of $2,000,000 of convertible notes payable during 2005 and an additional $400,000 in 2006.

Our auditors have added an explanatory paragraph to their opinion to our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.

In connection with the Merger, between July 30, 2004 and August 19, 2004, we sold 1,912,125 units in a private placement, at a purchase price of $0.9175 per unit ($0.1835 per share), resulting in gross proceeds to our company of $1,754,375, or $1,494,937 net after deduction of offering costs.  Net proceeds after legal, accounting, printing and other fees was approximately $1,437,000. Each unit was comprised of five (5) shares (or 9,560,625 shares) of our common stock and a warrant to purchase one (1) share of our common stock at an exercise price of $0.1835 per share. During the year 2006, we sold 150,000 shares of our common stock for a total consideration of $27,000 through the exercise of stock options.

We plan to raise additional capital in the next twelve months through the sale of equity and/or debt securities to support our development plan in the medical diagnostics industry.  However, we currently do not have any committed sources of financing.  We may not be able to raise additional financing on acceptable terms when we need to, or we may be unable to raise additional financing as all.

On March 7, 2005, we entered into an Exclusive License Agreement with AccuDx Corporation (“Licensor”) for a period of ten years, pursuant to which we were granted the exclusive right to Licensor’s rapid tests for HIV-1, HIV-2 and Dengue Fever and its colloidal gold reagent. The Agreement also granted us the right to manufacture these products at the Licensor’s FDA/GMP-compliant contract manufacturing maquiladora facility in Tijuana, Mexico. In consideration for the License, we agreed to pay Licensor $15,000 in cash and deliver a promissory note in the principal amount of $35,000 payable in equal quarterly installments for a two-year period and bearing 6% interest on the unpaid principal. We also agreed to pay the Licensor a 3% royalty on net sales of the products under the License. We also entered into a Consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License in exchange for 310,000 shares of our common stock, that were issued during 2006.

On March 15, 2005, we issued an 8% Senior Secured Note due June 15, 2005, in the aggregate principal amount of $200,000 (the “Note”) and a warrant to purchase up to an aggregate of 250,000 shares of the our common stock (the “Warrant”) to DCOFI Master LDC, for net proceeds of $165,000. The Note and Warrant were issued in a private placement pursuant to Section 4(2) of the Exchange Act of 1933 and Rule 506. Proceeds from the sale were used for working capital and general corporate purposes. The Note bore interest at a rate of 8% per annum, and was secured by the assets of the Company. Interest was payable in cash monthly. The Warrant was exercised during the fourth quarter of 2005 and the note was repaid on June 15, 2005.

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

The Notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at a conversion price equal to the lower of (i) $0.40 or (ii) 43% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of March 19, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.044 and, therefore, the conversion price for the secured convertible notes was $.019. As of March 19, 2007 the outstanding principal for the foregoing notes was $905,939, Therefore based on this conversion price, the callable secured convertible notes, excluding interest, would be convertible into 47,882,611 shares of our common stock.

In January 2006, the Company was served with a default notice by the holders of the $2,000,000 convertible notes. The default was the result of the Company’s not having maintained an effective registration statement for sufficient shares to permit the noteholders to continue conversion of the notes to common shares. In February 2006, the notice of default was withdrawn in exchange for an agreement with the Company whereby the rate at which the notes could be converted was reduced from 50% to 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

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

We entered into a second Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC on December 28, 2006 for the sale of (i) $400,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 4,000,000 shares of our common stock.

The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at a conversion price equal to the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for our common stock during the 20 trading days before, but not including, the conversion date. As of March 19, 2007, the average of the three lowest intraday trading prices for our common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.044 and, therefore, the conversion price for the secured convertible notes was $.026. As of March 19, 2007 the outstanding principal for the foregoing notes is $400,000, Therefore based on this conversion price, the callable secured convertible notes, excluding interest, would be convertible into 15,384,615 shares of our common stock.

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

The Warrants are exercisable until seven years from the date of issuance at a purchase price of $0.14 per share. In addition, the exercise price of the warrants is adjusted in the event the Company issues common stock at a price below market.

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

We have not sold any significant amount of the products we are planning to distribute. We may not successfully develop distribution for these or any other products.

We are in the process of sourcing products for distribution in selected foreign markets and developing distribution for these products  If we are not successful we may not generate sufficient revenues to become profitable and you may lose your entire investment in us.

We have incurred net losses to date and expect to continue to incur net losses for the foreseeable future.  We may never become profitable.

We have had substantial operating losses since our inception and have never earned a profit. We incurred net losses of $646,201 in fiscal 2002, $253,881 in fiscal 2003, $1,910,350 in fiscal 2004, $4,634,331 in fiscal 2005 and $2,657,929for the year ended December 31, 2006, and $10,673,601 from inception in 1998 through December 31, 2006. Our accumulated deficit at December 31, 2006 was $10,673,601.

Our losses have resulted principally from:

•	expenses associated with our research and development programs and development or our cervical cancer tests;

•	expenses associated with the Merger; and

•	administrative and facilities costs which include significant charges resulting from the required accounting for loans and stock options.

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

Our auditors have added an explanatory paragraph to their opinion to our financial statements because of concerns about our ability to continue as a going concern.  These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we must raise additional capital in order to continue to operate our business.  If we are unable to continue as a going concern, you could lose your entire investment in us.

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

As of December 31, 2006, we had 136,420,423 shares of common stock issued and outstanding and callable secured convertible notes outstanding or an obligation to issue callable secured convertible notes that may be converted into an estimated 72 million shares of common stock at current market prices, and outstanding options and warrants or an obligation to issue warrants to purchase 18,588,050 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding callable secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Callable Secured Convertible Notes Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligation to issue shares upon conversion of our callable secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below a market price of $0.05 as of March 19, 2007 resulting in conversion prices of $0.022 for the $2,000,000 convertible notes and $0.03 for the $400,000 convertible notes.

		With Discount
% Below	Price Per	$2,000,000 Notes	$400,000 Notes	Number of shares	% of outstanding
Market	Share	at 43%	at 60%	Issuable	Stock

25%	$0.038	$0.016	$0.023	141,808,786	48%
50%	$0.025	$0.011	$0.015	212,713,178	58%
75%	$0.013	$0.005	$0.008	425,426,357	73%

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

The callable secured convertible notes are convertible into shares of our common stock at a 57% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

On June 14, 2005 and on December 28, 2006, we entered into financing arrangements involving the sale of an aggregate of $2,000,000 and of $400,000 principal amount of callable secured convertible notes and stock purchase warrants to buy 7,692,308 and 4,000,000 shares of our common stock respectively. The callable secured convertible notes are due and payable, with 10% and 6% interest respectively, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the callable secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured within the specified grace period. We anticipate that the full amount of the callable secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the callable secured convertible notes. If we are required to repay the callable secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Our common stock has not actively traded during the past few years.  If any of the risks described in these Risk Factors or other unseen risks are realized, the market price of our common stock could be materially adversely affected.  Additionally, market prices for securities of biotechnology and diagnostic companies have historically been very volatile.  The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that are unrelated to the operating performance of any one company.  In particular, and in addition to the other risks described elsewhere in these Risk Factors, the following factors can adversely affect the market price of our common stock:

•	announcements of technological innovation or improved or new diagnostic products by others;

•	general market conditions;

•	changes in government regulation or patent decisions;

•	changes in insurance reimbursement practices or policies for diagnostic products.

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

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on Nasdaq or a national securities exchange and any equity security issued by an issuer that has:

•	net tangible assets in excess of $2,000,000, if such issuer has been in continuous operation for three years;

•	net tangible assets in excess of $5,000,000, if such issuer has been in continuous operation for less than three years; or

•	average revenue of at least $6,000,000, for the last three years.

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

As of March 19, 2007, we had outstanding 154,515,423 voting shares.  Some of our outstanding voting shares are eligible for sale under Rule 144, are otherwise freely tradable or will become freely tradable under Rule 144. Sales of substantial amounts of shares of our common stock into the public market could lower the market price of our common shares.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are required to be aggregated) who has owned shares for at least one year would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (i) 1% of the number of our common shares then outstanding (which equals approximately 1, 545,154 shares of common stock) or (ii) the average weekly trading volume of our common shares during the four calendar weeks preceding the filing of a Form 144 with respect to such sale.  Sales under Rule 144 are public information about us.  Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has owned the shares proposed to be sold for at least two years, is entitled to sell his shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2006 or as of the date of this report.

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

During the last quarter of 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers of the Registrant

Set forth below is certain information regarding our directors and executive officers.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until our next annual meeting of our stockholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Name	Age	Position
Stan Yakatan	64	Chairman of the Board of Directors
Dr. Hun-Chi Lin	54	President, Chief Scientific Officer, Director
Don Rutherford	67	Chief Financial Officer
Michael Ahlin	58	Vice President, Director
Jack Levine	56	Director - Chairman of Audit Committee, member of Compensation Committee

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

               Don Rutherford. Mr. Rutherford, is the Chief Financial Officer. He is a partner with Tatum LLC in Orange County, California, which he joined in January 2000. Tatum CFO Partners provides supplemental, interim, project, or employed executives for clients that range from emerging growth to large multinational public companies. Pursuant to such employment, Mr. Rutherford has been contracted out as an executive officer for various corporations. Since January 2004, he has been a board member and chairman of the audit committee of Performance Capital Management LLC, a public financial services company. Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant. He also holds a BASc in Industrial Engineering from the University of Toronto.

                Jack Levine.  Mr. Levine has been a director since July 2004.  Since 1984, Mr. Levine has been the President of Jack Levine, PA, a certified public accounting firm.  Since 1999, Mr. Levine has served as a director and the chairman of the audit committee of Pharmanet Development Group, Inc., a global drug development  service company. On January 2006 Mr. Levine became Chairman of the Board of Directors of Pharmanet Development Group, Inc. Mr. Levine is a member of The National Association of Corporate Directors, Washington D.C. and a member of The Association of Audit Committee Members, Inc Mr. Levine is a certified public accountant licensed by the State of Florida.

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

Item 10. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers with annual compensation exceeding $100,000 during fiscal 2006, 2005 and 2004.

Name and Principal Position	Year	Salary		Bonus	Other Compensation	Long term compensation awards - # of securities underlying Stock Options
Stan Yakatan, Chairman and Former Chief Executive Officer (1)	2006 2005 2004	$ $ $	18,000 112,500 60,000	- - -	- - -	- 1,720,952 2,868,254
Michael Ahlin, Vice President and Director	2006 2005 2004	$ $ $	40,000 110,488 144,000	- - -	- - -	- - -
Dr Hun-Chi Lin, President and Director (2)	2006 2005 2004	$ $	60,000 15,000 -	- - -	- - -	600,000 - -
Dr. Mark Rosenfeld, former Vice President (4)	2006 2005 2004		- - $111,429	- - $18,106	- - -	- - -
Donald Rutherford Chief Financial Officer (5)	2006 2005 2003	$ $	116,625 78,093 -	- - -	- - -	- 750,000 -

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

(2)
Dr. Lin joined the Company as President, Chief Scientific Officer and Director in October 2005 with a monthly salary of $5,000. He is also entitled to 500,000 share options at $0.05 per share 1/3 vesting effective the date of hiring and 100,000 options at $0.018 per share vesting effective May 23, 2006 and the remaining 2/3 quarterly over 2 years,

(3)
Includes $27,488 unpaid at the end of 2005. Mr. Ahlin had an employment contract with the company which set his monthly salary at $12,000. The employment contract can be terminated by the Company at any time. During 2005 the pay rate was reduced to $5,000 per month, and during 2006 to $2,500 per month.

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

Options Granted in the Last Fiscal Year

(Individual Grants) Name	Number of shares of common stock underlying options granted	Percent of Total Options granted to Employees in 2006	Exercise Price ($ per share)	Expiration Date
Dr. Hun-Chi Lin, President	500,000	100%	$0.05	May 2016
	100,000		$0.018

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares acquired on exercise (#)	Value Realized ($)	Number of Unexercised Options at yr-end 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at yr-end 2006 Exercisable/Unexercisable ($) (1)
Dr. Hun-Chi Lin, President	0	0	366,667/233,333	$19,400/ $13,780

(1) the closing price of the Company’s common stock as of December 31, 2006 was $0.10 per share.

Compensation of Non-Employee Directors

                We pay our directors who are not employees of Grant Life Sciences a director’s fee of $4,000 per year.  Each non-employee director also is paid $300 per hour for attending any meeting of the Board of Director and each Board committee meeting, up to a maximum of $1,200 per meeting.  We have granted to each non-employee director options to purchase 100,000 shares of our common stock , when they joined the board. Mr. Levine received these options when he joined the board, at an exercise price of  $0.18, 50,000 of which were first exercisable in July 2005. The remaining 50,000 will be exercisable in July 2006. No Directors fees were paid during the year.

                Non-employee directors will receive additional options to purchase 50,000 shares of our common stock at the start of each year that they serve as directors.  These options will have an exercise price equal to the market value at the time they are granted.  One third of the options will become exercisable on each of the first, second and third anniversaries of the date of their grant.  Jack Levine is a non-employee director and received these options at an $0.18 exercise price in July 2004 when he was appointed to the Board effective after the Merger. The next grants of options for 2005 and 2006 have not yet been made. Mr. Yakatan became a non-employee director after his resignation as CEO in 2005 and was paid $1,500 per month for his services as Chairman of the board of directors. In 2007 this compensation has been increased to $2,500 per month.

                In addition to the fees and options which they receive for serving as non-employee directors, the chairmen of each of our Audit Committee and Compensation Committees each receives an annual fee of $2,500 and $1,500, respectively, for each year that he or she serves as chair of their respective committees.  The chairman of each of these committees also receives options to purchase an additional 25,000 shares of our common stock for each year that he or she serves as chairman of the committee.   One third of these options becomes exercisable on the first, second, and third anniversary of the date of the grant.  Jack Levine is the chairman of the Audit Committee. Initial options were granted in July 2004, at an exercise price of $0.18, when the Chairman were appointed and options for 2005 and 2006 have yet to be granted.

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

Donald W Rutherford has an employment agreement with the Company.  Pursuant to this employment agreement Mr. Rutherford is be paid an annual salary of $125,000 for approximately 50% of his time.  Mr. Rutherford was granted 750,000 share options at $0.18 per share vesting 1/3 immediately and 2/3 quarterly over 2 years from date of hiring and is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Mr. Rutherford may terminate upon 30 days written notice.

The Company has an employment agreement with Mr. Ahlin. Under the terms of the agreement he is to receive as compensation a monthly salary of $12,000. The Board of Directors has the discretion to grant an annual bonus to Mr. Ahlin. Mr. Ahlin is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company. The Company currently has no benefit plans. The employment agreement provides that either we or Mr. Ahlin may terminate the agreement at any time. Effective January 2006, Mr. Ahlin agreed to reduce his monthly salary to $2,500.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                The following table lists stock ownership of our common stock as of February 28, 2007.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group.  The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Stan Yakatan 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	Chairman of the Board of Directors	2,387,619 (2)	1.5%

Jack Levine 16855 N.E. 2nd Avenue, Suite 303 N. Miami Beach, FL 33162	Director	1,792,693(3)	1.1%

Dr. Hun-Chi Lin 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	President and Director	1,583,333 (7)	1.0%

Michael Ahlin 64 East Winchester, Suite 205 Murray, UT 84107	Vice President and Director	4,227,164 (4)	2.7%

Don Rutherford 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	Chief Financial Officer	1,583,333 (5)	1.0%

All directors and officers as a group		11,574,142 (6)	7.0%

(1) Applicable percentage ownership is based on 154,515,423 shares of common stock outstanding as of March 19, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 19, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents options to purchase 2,387,619 shares of our common stock beneficially owned by Mr. Yakatan exercisable within 60 days. Does not include options to purchase 1,333,333 shares of our common stock that are not exercisable within 60 days.

(3) Includes warrants and options to purchase 816,668 shares of our common stock beneficially owned by Mr. Levine that are exercisable within 60 days. Does not include options to purchase 1,358,332 shares of our common stock that are not exercisable within 60 days.

(4) Includes options to purchase 500,000 shares of our common stock exercisable within 60 days and 953,000 shares of our common stock held by Princess Investments. Mr. Ahlin has voting power over securities held by Princess Investments. Does not include options to purchase 1,000,000 shares of our common stock that are not exercisable within 60 days.

(5) Represents options to purchase 1,583,333 shares of our common stock exercisable within 60 days. Does not include options to purchase 1,666,667 shares of our common stock that are not exercisable within 60 days.

(6) Includes options to purchase 6,870,953 shares of our common stock and warrants to purchase a total of 98,092 shares of our common stock exercisable within 60 days. Does not include options to purchase a total of 7,774,999 shares of our common stock not exercisable within 60 days.

(7) Represents options to purchase 1,583,333 shares of our common stock exercisable within 60 days. Does not include options to purchase 2,416,667 shares of our common stock that are not exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions

Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, or any of their immediate family members.

Messrs. Seth Yakatan and Clifford Mintz have been contracted as consultants to us in the business development area since November 1, 2004 and August 1, 2004, respectively. They were paid $5,000 each month for their services. Mr. Mintz services were terminated March 31, 2005. Mr. Yakatan is the son of Stan Yakatan, our President, CEO and Board Chairman. Mr. Mintz is an affiliate of Katan Associates, of which Stan Yakatan is the Chairman.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

Fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of the Company’s 2006 annual financial statements were $50,000 and for reviews of the quarterly filings in 2006 were $62,000. The fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of the Company’s 2005 annual financial statements were $76,084. Fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for reviews of the quarterly filings in 2005 were $28,244.

Audit-Related Fees

Approximately $32,000 of fees were billed for reviews of registration statements during 2006, and approximately $30,200 of fees were billed for reviews of registration statements during 2005.

Tax Fees

Singer Lewak Greenbaum & Goldstein LLP performed tax services for the 2006 and 2005 tax returns at a cost of $5,000.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended December 31, 2006 and December 31, 2005.

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

Name	Title	Date
/s/ Stan Yakatan	Chairman of the Board of Directors	April 2, 2007
Stan Yakatan
/s/ Hun-Chi Lin	President and Director	April 2, 2007
Hun-Chi Lin
/s/ Donald Rutherford	Chief Financial Officer	April 2, 2007
Donald Rutherford
/s/ Michael Ahlin	Vice President and Director	April 2, 2007
Michael Ahlin
/s/ Jack Levine	Director	April 2, 2007
Jack Levine

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GRANT LIFE SCIENCES, INC.
(A development stage company)

GRANT LIFE SCIENCES, INC.
(A development stage company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Losses for the years ended December 31, 2006 and 2005 and for the period July 9, 1998 (date of inception) through December 31, 2006	F-5
Consolidated Statement of Deficiency in Stockholders’ Equity for the period July 9, 1998 (date of inception) through December 31, 2006	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period July 9, 1998 (date of inception) through December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-9

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grant Life Sciences, Inc.
Los Angeles, California

We have audited the consolidated balance sheets of Grant Life Sciences, Inc. and subsidiary (a development stage company) (collectively “the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of losses, deficiency in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles, California
March 29, 2007

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$287,992	$800,472
Accounts receivable	1,338	72,675
Prepaid expenses	1,875	69,125
Deposits & other assets	4,375	21,875
Total current assets	295,580	964,147

Property and equipment, net of accumulated depreciation of $19,922
and $12,519 at December 31, 2006 and 2005, respectively (Note D)	10,772	14,321
Patents, net of accumulated amortization of $1,555 and $0 at December 31,
2006 and December 31, 2005 respectively	21,779	23,334
Deferred financing fees, net of accumulated amortization of $25,000
and $13,542, at December 31, 2006 and December 31, 2005, respectively	48,908	61,458

Total assets	$377,039	$1,063,260

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$276,718	$124,847
Accrued liabilities	50,000	130,555
Accrued interest payable	153,559	106,637
Accrued payroll liabilities	-	94,680
Notes payable, current portion (Note E)	365,523	21,875
Total current liabilities	845,800	478,594

Long-term liabilities:
Notes payable - long term (Note E)	-	350,000
Convertible notes payable (Note E)	683,015	240,491
Derivative liability related to convertible notes	2,692,600	2,606,377
Warrant liability related to convertible notes	1,103,918	161,472
Total Liabilities	5,325,333	3,836,934
Commitments and contingencies (Note K)	-	-
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares
issued and outstanding at December 31, 2006 and 2005 (Note F)	-	-
Common stock, par value; $.001, authorized 750,000,000 shares at
December 31, 2006 and 2005, 136,420,423 and 67,803,070 shares issued
and outstanding at December 31, 2006 and 2005, respectively (Note F)	136,420	126,487
Additional paid in capital	5,650,269	5,400,819
Deferred compensation	-	(285,308)
Deficit accumulated during development stage	(10,734,983)	(8,015,672)
Total deficiency in stockholders' equity:	(4,948,294)	(2,773,674)

Total liabilities and deficiency in stockholders' equity:	$377,039	$1,063,260

The accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF LOSSES

	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31,
	2006	2005	2006

Sales	$-	$72,675	$72,675
Cost of Sales	-	62,805	62,805
Gross Margin	-	9,870	9,870

Operating Expenses:
General and administrative	1,176,688	2,385,740	5,901,416
Depreciation (Note C)	7,403	6,662	26,806
Acquisition cost (Note B)	-	-	65,812
Research and development	244,189	502,325	1,712,695
Total Operating Expenses	1,428,280	2,894,727	7,706,729

Loss from Operations	(1,428,280)	(2,884,857)	(7,696,859)

Other income (expenses):
Gain on extinguishment of debt (Note E)	-	-	510,104
Change in fair value related to adjustment of
derivative and warrant liability to fair value of underlying securities	(628,670)	(887,117)	(1,515,787)

Interest expense	(662,160)	(862,257)	(2,032,140)

Loss before income taxes	(2,719,110)	(4,634,231)	(10,734,682)
Income tax expense	(200)	(100)	(300)
Net loss	$(2,719,310)	$(4,634,331)	$(10,734,982)

Net loss per common share -
basic and diluted (Note I)	($0.02)	($0.07)	n/a
Weighted average shares -
basic and diluted	132,810,185	67,803,070	n/a

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2006

	Common	Common Shares	Subscription	Deferred	Additional Paid	Accumulated	Total (Deficiency) In Stockholders
	Shares	Amount	Receivable	Compensation	In Capital	Deficit	Equity
Balance July 9, 1998
(date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription
receivable at $0.005
per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash
at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,350)	(1,910,350)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,886)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000 warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of
Senior note payable at:
$0.0105 per share on 9/8/05	2,800,000	2,800	-	-	26,600	-	29,400
$0.0068/share on 9/23/05	2,980,000	2,980	-	-	17,284	-	20,264
$0.00423/share on 9/28/05	2,980,000	2,980	-	-	9,625	-	12,605
$0.00423/share on 10/3/05	2,980,000	2,980	-	-	9,625	-	12,605
$0.00423/share on 10/6/05	2,400,000	2,400	-	-	7,752	-	10,152
$0.00423/share on 10/7/05	500,000	500	-	-	1,615	-	2,115
$0.00423/share on 10/12/05	2,980,000	2,980	-	-	9,625	-	12,605
$0.00423/share on 10/17/05	2,980,000	2,980	-	-	9,625	-	12,605
$0.00776/share on 10/21/05	3,570,000	3,570	-	-	24,205	-	27,775
$0.00776/share on 10/26/05	3,570,000	3,570	-	-	23,562	-	27,132
$0.00776/share on 11/3/05	3,570,000	3,570	-	-	23,562	-	27,132
$0.0057/share on 11/8/05	4,230,000	4,230	-	-	19,881	-	24,111
$0.0057/share on 11/11/05	4,230,000	4,230	-	-	19,881	-	24,111
$0.0059/share on 11/15/05	4,230,000	4,230	-	-	20,727	-	24,957
$0.0063/share on 11/18/05	4,230,000	4,230	-	-	22,419	-	26,649
$0.0080/share on 11/23/05	4,230,000	4,230	-	-	29,610	-	33,840
$0.01016/share on 11/30/05	4,230,000	4,230	-	-	38,747	-	42,977
$0.0093/share on 12/6/05	4,230,000	4,230	-	-	35,096	-	39,326
$0.00908/share on 12/9/05	5,650,000	5,650	-	-	45,652	-	51,302
$0.00856/share on 12/16/05	1,010,405	1,010	-	-	7,639	-	8,649
Stock options issued to
interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Shares issued on exercise
of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss for the year	-	-	-	-	-	(4,634,331)	(4,634,331)
Balance, December 31, 2005	126,486,518	126,487		(285,308)	5,400,819	(8,015,672)	(2,773,674)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of Deferred Compensation	-	-	-	200,336	(200,336)	-	-
Stock option expense	-	-	-	-	153,577	-	153,577
Partial conversion of
Senior note payable at:
$0.00633 per share	1,264,865	1,265	-	-	6,742	-	8,007
$0.02775 per share	1,329,779	1,330	-	-	35,571	-	36,901
Issued stock in satisfaction of debt	5,226,534	5,226	-	-	47,039	-	52,265
Issued stock in exchange for services rendered at $$0.038 per share	1,150,627	1,150	-	-	163,397	-	164,547
Exercise of 150,000 options at $0.18 per share	150,000	150	-	-	26,850	-	27,000
Repricing of warrants	-	-	-	-	17,422	-	17,422
Issue 812,100 shares on cashless exercise of warrants	812,100	812	-	-	(812)	-	-
Net loss for the year	-	-	-	-	-	(2,719,310)	(2,719,310)

Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$5,650,269	$(10,734,982)	$(4,948,294)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,719,310)	$(4,634,331)	$(10,734,982)
Adjustments to reconcile net loss to cash
used in operations:
Depreciation (Note D)	7,403	6,662	26,806
Amortization	44,055	26,667	70,722
Change in fair value related to adjustment of derivative and
warrant liability to fair value of underlying securities	628,670	887,117	1,515,787
Loss on abandonment of assets (Note D)	-	-	3,790
Deferred compensation (Note I)	238,550	976,986	1,641,616
Common stock issued in exchange for services rendered (Note G)	-	244,000	388,250
Cancellation of stock options	-	193,275	193,275
Interest on convertible notes payable	487,430	591,534	1,078,964
Warrants issued in connection with bridge loan	-	65,540	65,540
Warrants issued in exchange for services rendered (Note I)	-	-	11,000
Beneficial conversion feature discount (Note F)	-	-	298,507
Gain on extinguishment of debt (Note F)	-	-	(510,104)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)
Acquisition cost (Note C)	-	-	65,812
Decrease (increase) in:
Accounts receivable	71,337	(69,675)	(1,338)
Employee receivables	-	334	-
Prepaid expense	67,250	(63,912)	(1,875)
Deferred financing costs	(12,450)	-	(12,450)
Deposits & other	-	(55,070)	(56,335)
(Decrease) increase in:			-
Accounts payable	166,417	29,007	288,736
Notes payable	(6,352)	21,875	15,523
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Accrued expenses	(51,726)	93,556	76,830
Accrued payroll liabilities	(94,680)	81,521	-
Accrued interest payable	99,188	106,981	396,286
Net cash (used in) operating activities	(1,074,218)	(1,499,163)	(5,238,154)

Cash flows from investing activities:
Payments for property and equipment	(3,854)	(5,743)	(41,368)
Net cash used in investing activities	(3,854)	(5,743)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees (Note G)	148,170	14,420	1,919,058
Net proceeds from notes payable (Note F)	400,000	1,925,000	3,505,255
Proceeds from re-pricing of warrants	17,422	-	17,422
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	-	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	565,592	1,939,420	5,567,514

Net increase (decrease) in cash and cash equivalents	(512,480)	434,514	287,992
Cash and cash equivalents at beginning of the period	800,472	365,958	-
Cash and cash equivalents at end of the period	$287,992	$800,472	$287,992

See accompanying notes to consolidated financial statements

Supplemental cash flow information for the years ended December 31, 2006 and 2005 and July 9, 1998 (date of inception) through December 31, 2006 is as follows:

	2006	2005	July 9, 1998 (date of inception) through December 31, 2006

Cash paid for interest	$-	$48,114	$116,417
Cash paid for income taxes	-	-	-

Non Cash Investing and Financing Transactions:
Loss on abandonment of assets	-	-	3,790
Deferred compensation	238,550	976,987	1,641,646
Common stock issued in exchange for services rendered(G)	-	244,000	144,250
Warrants issued in exchange for services rendered	-	-	11,000
Gain on extinguishment of debt	-	-	(510,104)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)

Merger with Impact:
Common stock retained	-	-	6,000
Liabilities assumed in excess of assets acquired	-	-	59,812
Acquisition cost recognized	-	-	65,812

GRANT LIFE SCIENCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,657,929and $4,634,331 during the years ended December 31, 2006 and 2005, respectively. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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
December 31, 2006 and 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share

The computation of net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. At year end December 31, 2006, there were 13,549,432 warrants, 4,037,618 vested stock options and 583,334 unvested options outstanding. As well there was $1,484,779 of the $2,000,000 10%, convertible note and $400,000 of the 6% convertible notes outstanding. The notes were convertible at 43% and 60% respectively of the average of the three lowest intraday trading prices for the common stock during the 20 trading days before, but not including, the conversion date. As of December 31, 2006, the average of the three lowest intraday trading prices for the common stock during the preceding 20 trading days as reported on the Over-The-Counter Bulletin Board was $.09 and, therefore, the conversion prices for the secured convertible notes were $0.039 and $0.054 respectively, Therefore based on these conversion prices, the convertible notes, excluding interest, would be convertible into 45,773,790 shares of common stock. These options, warrants and potential shares on conversion of notes were not included in the diluted loss per share calculation because the effect would have been anti dilutive. At year end December 31, 2005, there were 10,405,010 warrants, 3,187,618 vested stock options and 983.334 unvested options outstanding. These options and warrants were not included in the diluted loss per share calculation because the effect would have been anti dilutive.

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

The Company began granting options to its employees, directors, and consultants in the 3rd quarter of 2004 under the Company's Stock Incentive Plan. In 2006 a total of 600,000 options and in 2005 a total of 950,000 options were granted, all of which vest over time periods ranging from 0 to 3 years. Fair value at the date of grant was estimated using the Black-Scholes pricing model with the following assumptions: 2006: dividend yield of 0%, expected volatility of 420%, risk-free interest rate of 4.8% and an expected life of 3 years, and 2005: dividend yield of 0%, expected volatility of 107%, risk-free interest rate of 3.6% and an expected life of 3 years. In 2006 the exercise price was $0.018 for 100,000 options and $0.05 for 500,000 options. The exercise price for all but 100,000 options was granted in 2005 was $0.18, with 100,000 options having an exercise price of $0.40 The weighted average grant date fair value for the options granted in 2006 was $0.018 and the weighted average grant date fair value for the options granted in 2005 was $0.43.

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

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), an amendment to Accounting Principles Bulletin Opinion No. 20, “Accounting Changes” (“APB No. 20”), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Though SFAS No. 154 carries forward the guidance in APB No.20 and SFAS No.3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors, SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company implemented SFAS No. 154 in its fiscal year beginning January 1, 2006. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial statements.

In September 2006, the FASB issued Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FASB 158”). FASB 158 requires the full recognition, as an asset or liability, of the overfunded or underfunded status of a company-sponsored postretirement benefit plan. Adoption of FASB 158 is required effective for the Company’s fiscal year ending December 31, 2007. We are currently assessing the potential impact that adoption of FASB 158 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under the provisions of SFAS 159, Companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

NOTE B - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $2,719,310 and $4,634,331, respectively, and has a deficit accumulated during the development stage of $10,734,982 as of December 31, 2006. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The total consideration was $65,812 and the significant components of the transaction are as follows:

Common stock retained	$6,000
Assets acquired	-
Liabilities assumed - accounts payable	20,034
Liabilities assumed - accounts payable - stockholder	39,778
Cash paid	-
Total consideration paid/organization cost	$65,812

In accordance with SOP No. 98-5, the Company expensed $65,812 as organization costs.

NOTE D - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2006 and 2005 consist of the followings:

	2006	2005
Furniture and fixtures	$23,501	$23,501
Equipment	7,193	3,339
	30,694	26,840
Less: Accumulated Depreciation	(19,922)	(12,519)

Net Property and Equipment	$10,772	$14,321

Depreciation expense was $7,403 and $6,662 for the years ended December 31, 2006 and 2005, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

Messrs. Seth Yakatan and Clifford Mintz have been contracted as consultants to us in the business development area since November 1, 2004 and August 1, 2004, respectively. They were paid $5,000 each month for their services Mr. Mintz’ services were terminated on March 31, 2005. Mr. Yakatan is the son of Stan Yakatan, our Board Chairman. Mr. Mintz is an affiliate of Katan Associates, of which Stan Yakatan is the Chairman.

As of December 31, 2006 and 2005, the Company had no receivables from employees.

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2006 and December 31, 2005 are as follows:

	December 31, 2006	December 31, 2005
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

$2,000,000 10% and $400,000 6% convertible debenture with interest due quarterly subject to certain conditions, due three years from the date of the notes. The holder has the option to convert unpaid principal of the $2,000,000 notes to the Company's common stock at the lower of (i) $0.40 or (ii) 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date, and of the $400,000 notes at the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the twenty trading days before, but not including, conversion date . The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. (see below) In 2006 $44,908 of the $2,000,000 convertible note was converted into 2,594,644 shares at an average conversion rate of $0.017 per share, and in 2005 $470,313 of the $2,000,000 note principal was converted into 67,580,405 shares at an average conversion rate of $0.007 per share.
	683,015	240,491

6% note payable, unsecured, interest and principal to be paid in eight equal quarterly payments beginning 6/07/05. Final payment was due 3/7/2007 and remains unpaid.	15,523	21,875

Total notes payable	1,048,538	612,366

Less: current portion	(365,523)	(21,875)

Balance notes payable (long term portion)	$683,015	$590,491

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

The Company entered into a Securities Purchase Agreement with four accredited investors on June 14, 2005 and on December 28, 2006 for the issuance of an aggregate of $2,000,000 and $400,000 of convertible notes respectively ("Convertible Notes"), and attached to the Convertible Notes were warrants to purchase 11,692,308 shares of the Company's common stock. The $2,000,000 of Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The $400,000 of Convertible Notes accrue interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal of the $2,000,000 of notes to the Company's common stock at a rate of the lower of (i) $0.45 or (ii) 43% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date. The note holder has the option to convert any unpaid note principal of the $400,000 of notes to the Company's common stock at a rate of the lower of (i) $0.15 or (ii) 60% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including conversion date.

As of December 31, 2006, the Company issued to the investors Convertible Notes in a total amount of $2,400,000 in exchange for net proceeds of $1,761,670. The proceeds that the Company received were net of prepaid interest of $133,330 representing the first eight month's interest calculated at 10% per annum for the aggregate of $2,000,000 of convertible notes, $30,000 that was placed into an escrow fund to purchase key man life insurance, and related costs of $75,000. Prepaid interest is amortized over the first eight months of the note and capitalized financing costs are amortized over the maturity period (three years) of the convertible notes.

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

• Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2006 and 2005.

• The expense relating to the change in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as other income (expense).

• Accreted interest of $1,078,967 as of December 31, 2006 and $591,534 as of December 31, 2005.

During 2006, $44,908 of the June 14th convertible note was converted into 2,594,644 shares at an average conversion rate of $0.017, and during 2005, $470,311 of the June 14th convertible note was converted into 67,580,405 shares at an average conversion rate of $0.007 according to the terms of the note.

The following table summarizes the various components of the convertible notes as of December 31, 2006 and 2005:

	December 31,
	2006	2005

Convertible notes	$683,015	$240,491
Warrant liability	1,103,918	161,472
Derivative liability	2,692,600	2,606,377

	4,479,533	3,008,340

Change in fair value of convertible notes	(1,515,788)	(887,117)
Accretion of interest related to
convertible debenture	(1,078,966)	(591,534)
Converted to common shares	515,221	470,311

Total convertible notes	$2,400,000	$2,000,000

NOTE G - COMMON STOCK

The Company is authorized to issue 750,000,000 shares of common stock with $0.001 par value per share. As of December 31, 2006, the Company has issued and outstanding 136,420,423 shares of common stock. Also, the Company is authorized to issue 20,000,000 shares of preferred stock with $0.001 par value per share. No shares of preferred stock have been issued to date.

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

During the third and fourth quarters of 2006, $44,908 of principal of the Senior 10% convertible notes converted into 2,594,644 shares. The average conversion price per share was $0.017.

In July 2006, the Company issued 5,226,534 shares of common stock in settlement of indebtedness of resulting from the settlement of a lawsuit at $0.01 per share. The settlement included the payment of $17,422 which amount was subsequently repaid to the Company in exchange for the repricing the price per warrant to $0.01 of 1,317,013 warrants originally issued in 2004 at $0.18. During the last quarter of 2006 the Company issued 812,100 shares in exchange for the cashless exercise of 855,578,of the $0.01warrants.

In October 2006, 1,150,627 shares were issued in exchange for services at an average price of $.037 per share.

In November 2006, the Company issued 150,000 shares of common stock for exercise of stock options for cash $27,000.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $7,016,000 and unused credits of $80,342 which expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Non current
Net Operating Loss Carryforwards	$2,729,867	$1,883,717
Accrued Interest	57,299	38,610
R&D Credit	80,342	43,200
Stock Options	556,231	595,899
Unrealized Loss	591,157	345,976
Amortization	-	10,400
Contribution Carryover	156	156
Less Valuation Allowance	(3,833,358)	(2,831,731)
Total Deferred Tax Assets	$181,694	$86,227

Deferred Tax Liability
State Taxes	$(181,694)	$(86,227)
Total Deferred Tax Liabilities	$(181,694)	$(86,227)
Net Deferred Tax Assets	$0	$0

The following table presents the current and deferred income tax provision for (benefit from) federal and state income taxes for the years ended December 31, 2006 and 2005:

	2006
	Federal	Utah	Other	Total
Provision for income tax
Current provision	$-	$200		$200
Deferred provision

Deferred tax- beginning of year	-	-
Deferred tax - end of year	-	-
Change in deferred tax provision	-		-	-

Total provision	$-	$200	$-	$200

	2005
	Federal	Utah	Other	Total
Provision for income tax
Current provision	$-	$100		$100
Deferred provision

Deferred tax- beginning of year	-	-
Deferred tax - end of year	-	-
Change in deferred tax provision	-		-	-

Total provision	$-	$100	$-	$100

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006, and 2005 as follows:

Calculation of rate of taxes on income	2005	2006
Tax @ statutory rate	34%	34%

Permanent differences:
R&D credit	1%	1%
State tax (net of fed benefit)	3%	3%
Change in valuation allowance	-38%	-38%

Total	0	0%

R&D credit for the year 2006 is $13,244

NOTE I - STOCK OPTIONS AND WARRANTS

The Company's has a Stock Incentive Plan. The options granted under the Plan may be either qualified or non-qualified options. Up to 25,000,000 options may be granted to employees, directors and consultants under the plan. Options may be granted with different vesting terms and expire no later than 10 years from the date of grant. In 2006, 600,000 options were granted, 500,000 with an exercise price of $0.05 and 100,000 with an exercise price of $0.018. In 2005, 950,000 options were granted under the plan, 850,000 with an exercise price of $0.18 and 100,000 with an exercise price of $0.04. 150,000 options were exercised in 2006 and 50,000 were exercised in 2005. Stockholders approved the plan effective November 12, 2004.

Stock Options

Transactions involving stock options issued to employees, directors and consultants under the Company’s 2004 Stock Incentive Plan are summarized below. Options issued under the plan have a maximum life of 10 years. The following table summarizes the options outstanding and the related exercise prices for the shares of the Company’s common stock issued under the 2004 Stock Incentive plan and as of December 31, 2006:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.18	4,020,952	7.5		3,637,618
$0.05	500,000	9.4		366,667
$0.018	100,000	9.4		33,333
	4,620,952	7.8	$0.17	4,037,618	$0.17

	Number of options	Weighted average exercise price
Outstanding at December 31, 2004 (613,150 options exerciseable at weighted average exercise price of $ 0.18)	5,243,254	$0.18
Granted (weighted average fair value $ 0.38)	950,000	$0.19
Exercised (total fair value $6,264)	(50,000)	$0.18
Cancelled	(1,972,302)	$0.18
Outstanding at December 31, 2005 (3,187,618 options exerciseable at weighted average exercise price of $ 0.18)	4,170,952	$0.18
Granted (weighted average fair value $ 0.012)	600,000	$0.05
Exercised (total fair value $27,000)	(150,000)	$0.18
Cancelled	-	-
Outstanding at December 31, 2006 (4,037,618 options exerciseable at weighted average exercise price of $ 0.17)	4,620,952	$0.17

A summary of the status of the Company’s nonvested options as of December 31, 2005 and changes during the year ended December 31, 2006 is as follows:

Nonvested Options	Number of options	Weighted average grant date fair value
Nonvested at December 31, 2004	4,629,604	$0.31
Granted	950,000	$0.38
Vested	(2,918,968)	$0.27
Forfeited	(1,677,302)	$0.20
Nonvested at December 31, 2005	983,334	$0.66
Granted	600,000	$0.01
Vested	(1,000,000)	$0.37
Forfeited	-	-
Nonvested at December 31, 2006	583,334	$0.49

As at December 31, 2006, the total compensation cost not yet recognized related to nonvested option awards is $54,548 which is expected to be realized over a weighted average period of 0.5 years.

The weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.9%	3.6%
Expected stock price volatility	201%	107%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate (a)	3yrs	3yrs

(a)The expected option life is based on management’s estimate.

The Company elected early adoption of SFAS No. 123R effective for 2004, in advance of the Company's required adoption date of December 15, 2005. This Statement requires public entities to measure the cost of equity awards to employees based on the grant-date value of the award. During the years ended December 31, 2006 and 2005, the Company recognized $238,550 and $976,987 respectively as expense relating to vested stock options. For the year ended December 31, 2006 $151,204 was recognized as R&D expense and $87,345 as general and administrative expense, and for the year ended December 31, 2005 $386,410 was recognized as R&D expense and $590,577 as general and administrative expense.

Warrants

The following tables summarize the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued by the Company as of December 31, 2006:

Warrants Outstanding & Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price
$0.01	550,935	2.6	$0.01
$0.14	4,000,000	7.0	$0.14
$0.18	1,306,191	2.6	$0.18
$0.45	7,692,306	3.6	$0.45

	13,549,432	4.5	$0.31

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,979,704	$0.16
Granted	7,942,306	$0.45
Exercised	(517,000)	$0.01
Canceled or expired	-	-
Outstanding at December 31, 2005	10,405,010	$0.38
Granted	4,000,000	$0.14
Exercised	(855,578)	$0.01
Canceled or expired	-	-
Outstanding at December 31, 2006	13,549,432	$0.31

All warrants were exercisable at the date of grant. All of the warrants, except 250,000 warrants, were issued in connection with financings. The exercise price of the warrants issued in 2005 and 2006 can be adjusted downward if stock is issued below the market price. The Company granted a warrant to purchase 250,000 shares at $0.18 per share to a non-employee for past consulting services in June 2004. The warrant was valued at the fair market value of services performed. The Black-Scholes option pricing model was used to value the 4,000,000 warrants with an exercise price of $0.14 which were issued in connection with the $400,000 note payable. The following assumptions were used.

	2006	2005
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.7%	3.6%
Expected stock price volatility	213%	107%
Expected dividend payout	0%	0%
Expected option life-years based on management’s estimate (a)	3 to 7 yrs	3yrs

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

Minimum payments due under this license agreement are as follows:

Year	Amount
2007	$48,000
2008	48,000
2009	48,000
2010	48,000
2011	48,000
2012 and after	504,000
$744,000

On March 7, 2005, the Company signed a 10-year licensing agreement for rapid test technologies. Under the terms of the agreement, the Company made an initial payment of $15,000, executed a note for $35,000 payable over two years, and pay 3% royalties on net sales of licensed products. The license can be terminated with 90 days notice by the Company. On March 7, 2005, the Company also entered into a 27-month consulting Agreement with Ravi Pottahil and  Indira Pottahil in support of the License, pursuant to which these Consultants received 310,000 shares of common stock of the Company. As at December 31, 2006, the 310,000 shares had been issued.

NOTE K- SUBSEQUENT EVENTS

In January 2007 the Company issued 95,000 shares to a vendor in payment for services provided.

During January, February and until March 21, 2007, the Company issued 18,000,000 shares upon conversion of $578,840 of the convertible notes payable.

In March 2007 the Board of Directors awarded 11,550,000 options to members of management and the board. The options vest over a period of 2 years, are exercisable at $0.054 and expire in 10 years from date of issue.

In February and March 2007 the Company entered into Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 2,000,000 shares of our common stock. As with the previous convertible notes the Company will treat the warrants derivatives resulting from the notes as liabilities.