Form 10KSB/A
period 2006-12-31
Grant Life Sciences, Inc.
filed 2007-06-21
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-50133

Grant Life Sciences, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	82-0490737
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1787 E. Fort Union Blvd., Suite 202, Salt Lake City, UT	84121
(Address of Principal Executive Offices)	(Zip Code)

(801) 733-0878
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

Explanatory Note

Grant Life Sciences, Inc. (the “Company”) is filing this amended Annual Report on Form 10-KSB/A for the year ended December 31, 2006, to file restated consolidated financial statements which contain adjustments to correct errors arising from the incomplete and/or incorrect application of derivative accounting to the Company’s convertible notes and warrants, as more fully explained in Note B to the restated, consolidated financial statements as of and for the years ended December 31, 2006 and 2005.

The Company has also amended Item 6, “Management’s Discussion and Analysis or Plan of Operation” as well as Item 8A, “Controls and Procedures” and, in addition, has updated the signature page and made other updating changes.

The amended Annual Report on Form 10-KSB/A is set forth in its entirely on the following pages.

TABLE OF CONTENTS

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Restatement of Consolidated Financial Statements

The Company has restated its 2006 and 2005 financial statements to correct errors arising from the incomplete and/or incorrect application of derivative accounting to the Company’s convertible notes and warrants, as more fully explained in Note B to the restated, consolidated financial statements as of and for the years ended December 31, 2006 and 2005, included elsewhere herein. The data which follow reflect the results of such restatement.

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

We are considered a development stage company. In 2003, 2004, and 2006, we had no revenues and incurred net losses of $253,881, $1,910,350 and $3,384,933, respectively.  In 2005, we had revenues of $72,675 and incurred a net loss of $7,644,857. Since inception in July 1998, we have incurred cumulative losses of $14,411,130.

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

In June 2005, the Company obtained a commitment from accredited investors to purchase convertible debt with warrants. The Company evaluated the transaction as a derivative transaction in accordance with SFAS No. 133 and EITF 00-19. The transactions, to the extent that it is to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability for the fair value of the detachable warrants and the embedded convertible feature of the note payable (included in the liabilities as a "derivative liability").

The Company accounts for warrants and embedded conversion features as described in SFAS 133, EITF 98-5, 00-19, and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between the convertible debt and the detachable warrants based upon the relative fair market values on the dates the proceeds were received.

•
Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures, also determined under the Black-Scholes option pricing formula, at each reporting date are recorded as adjustments to the liabilities.

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

Liquidity and Capital Resources

We do not have sufficient capital to satisfy our cash requirements through the next twelve months. As of December 31, 2006, we had total current assets of $295,580 and total current liabilities of $845,797. Our cash flow used in operations was $1,074,218 during the year ended December 31, 2006. Additionally we used $3,854 to acquire new property and equipment during the period. We met our cash requirements during the year 2006 through the placement of $2,000,000 of convertible notes payable during 2005 and an additional $400,000 in 2006.

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

We have had substantial operating losses since our inception and have never earned a profit. We incurred net losses of $646,201 in fiscal 2002, $253,881 in fiscal 2003, $1,910,350 in fiscal 2004, $7,644,857 in fiscal 2005, $3,384,933 in fiscal 2006, and $14,411,130 from inception in 1998 through December 31, 2006.

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

Item 8A. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation and in light of the restatement which gave rise to filing this amended Annual Report, our principal executive officer and principal financial officer have concluded, as of the end of such period, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

During the last quarter of 2006, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The restatement contained in this Form 10-KSB/A arose because the Company’s current chief financial officer, who joined the Company April 9, 2007, determined that the derivative liability related to the Company’s convertible notes and warrants had not been accounted for in accordance with generally accepted accoutning priniciples. This is explained more fully in Note B to the consolidated financial statements. Upon further investigation, and after discussions with its prior and current independent registered public accounting firms, the Company concluded that its Annual Report originally filed on Form 10-KSB should be amended. The Company therefore believes that the material weakness arising from the Company’s inability to approprately interpret complex accounting pronouncements, which existed as of December 31, 2006, has been at least partially mitigated by the addition of the current chief financial officer.

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

               Don Rutherford. Mr. Rutherford, is the Chief Financial Officer. He is a partner with Tatum LLC in Orange County, California, which he joined in January 2000. Tatum CFO Partners provides supplemental, interim, project, or employed executives for clients that range from emerging growth to large multinational public companies. Pursuant to such employment, Mr. Rutherford has been contracted out as an executive officer for various corporations. Since January 2004, he has been a board member and chairman of the audit committee of Performance Capital Management LLC, a public financial services company. Mr. Rutherford started his career with Coopers and Lybrand in its Toronto audit practice and is a Chartered Accountant. He also holds a BASc in Industrial Engineering from the University of Toronto. Mr. Rutherford resigned his position with the Company in April 2007. He was replaced by Doyle Judd.

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

Name and Principal Position	Year	Salary		Bonus	Other Compensation	Long term compensation awards - # of securities underlying Stock Options
Stan Yakatan, Chairman and Former Chief Executive Officer (1)	2006 2005 2004	$ $ $	18,000 112,500 60,000	- - -	- - -	- 1,720,952 2,868,254
Michael Ahlin, Vice President and Director	2006 2005 2004	$ $ $	40,000 110,488 144,000	- - -	- - -	- - -
Dr Hun-Chi Lin, President and Director (2)	2006 2005 2004	$ $	60,000 15,000 -	- - -	- - -	600,000 - -
Dr. Mark Rosenfeld, former Vice President (4)	2006 2005 2004	$	- - 111,429	- - $18,106	- - -	- - -
Donald Rutherford Chief Financial Officer (5)	2006 2005 2003	$ $ $	116,625 78,093 -	- - -	- - -	- 750,000 -

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

Donald W Rutherford has an employment agreement with the Company.  Pursuant to this employment agreement Mr. Rutherford is be paid an annual salary of $125,000 for approximately 50% of his time.  Mr. Rutherford was granted 750,000 share options at $0.18 per share vesting 1/3 immediately and 2/3 quarterly over 2 years from date of hiring and is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Mr. Rutherford may terminate upon 30 days written notice. Mr. Rutherford resigned his position with the Company in April 2007.

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

Name	Title	Date
/s/ Stan Yakatan	Chairman of the Board of Directors	June 21, 2007
Stan Yakatan
/s/ Hun-Chi Lin	President and Director	June 21, 2007
Hun-Chi Lin
/s/ Doyle Judd	Chief Financial Officer	June 21, 2007
Doyle Judd
/s/ Michael Ahlin	Vice President and Director	June 21, 2007
Michael Ahlin
/s/ Jack Levine	Director	June 21, 2007
Jack Levine

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

GRANT LIFE SCIENCES, INC.
(A development stage company)

GRANT LIFE SCIENCES, INC.
(A development stage company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets (Restated) as of December 31, 2006 and 2005	F-4
Consolidated Statements of Losses (Restated) for the years ended December 31, 2006 and 2005 and for the period July 9, 1998 (date of inception) through December 31, 2006	F-5
Consolidated Statement of Deficiency in Stockholders’ Equity (Restated) for the period July 9, 1998 (date of inception) through December 31, 2006	F-6
Consolidated Statements of Cash Flows (Restated) for the years ended December 31, 2006 and 2005 and for the period July 9, 1998 (date of inception) through December 31, 2006	F-7
Notes to Restated Consolidated Financial Statements	F-9

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDEPT REGISTERED PUBLC ACCOUNTING FIRM

To the Board of Directors
Grant Life Sciences, Inc.
Los Angeles, CA

We have audited the restated consolidated balance sheets of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2006 and 2005, and the related restated consolidated statements of losses, deficiency in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2006 and 2005, and the restated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company is in the development stage and has not established a significant source of revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the two years in the period ended December 31, 2006 for corrections of errors related to the incomplete and/or incorrect application of derivative accounting to convertible notes and warrants.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
March 29, 2007, except for Note B, as to which the date is June 20, 2007

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS
(Restated – Note B)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$287,992	$800,472
Accounts receivable	1,338	72,675
Prepaid expenses	1,875	69,125
Deposits & other assets	4,375	21,875
Total current assets	295,580	964,147

Property and equipment, net of accumulated depreciation of $19,922
and $12,519 at December 31, 2006 and 2005, respectively (Note E)	10,772	14,321
Patents, net of accumulated amortization of $1,555 and $0 at December 31,
2006 and December 31, 2005 respectively	21,779	23,334
Deferred financing fees, net of accumulated amortization of $25,000
and $13,542, at December 31, 2006 and December 31, 2005, respectively	48,908	61,458

Total assets	$377,039	$1,063,260

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$276,715	$124,846
Accrued liabilities	50,000	130,555
Accrued interest payable	153,559	106,637
Accrued payroll liabilities	-	94,680
Notes payable, current portion (Note G)	365,523	21,875
Total current liabilities	845,797	478,593

Long-term liabilities:
Notes payable - long term (Note G)	-	350,000
Convertible notes payable (Note G)	683,015	240,491
Derivative liability related to convertible notes	4,233,656	3,915,506
Warrant liability related to convertible notes	1,274,600	213,522
Total Liabilities	7,037,068	5,198,112
Commitments and contingencies (Note K)	-	-
Deficiency in stockholders' equity:
Preferred stock, par value: $.001, authorized 20,000,000 shares; no shares
issued and outstanding at December 31, 2006 and 2005 (Note H)	-	-
Common stock, par value; $.001, authorized 750,000,000 shares at
December 31, 2006 and 2005, 136,420,423 and 67,803,070 shares issued
and outstanding at December 31, 2006 and 2005, respectively (Note H)	136,420	126,487
Additional paid in capital	7,614,681	7,050,165
Deferred compensation	-	(285,307)
Deficit accumulated during development stage	(14,411,130)	(11,026,197)
Total deficiency in stockholders' equity:	(6,660,029)	(4,134,852)

Total liabilities and deficiency in stockholders' equity:	$377,039	$1,063,260

The accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF LOSSES
(Restated – Note B)

	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31,
	2006	2005	2006

Sales	$-	$72,675	$72,675
Cost of Sales	-	62,805	62,805
Gross Margin	-	9,870	9,870

Operating Expenses:
General and administrative	1,176,688	2,385,740	5,901,416
Depreciation (Note E)	7,403	6,662	26,806
Acquisition cost (Note D)	-	-	65,812
Research and development	244,189	502,325	1,712,695
Total Operating Expenses	1,428,280	2,894,727	7,706,729

Loss from Operations	(1,428,280)	(2,884,857)	(7,696,859)

Other income (expenses):
Gain on extinguishment of debt (Note G)	-	-	510,105
Change in fair value related to adjustment of
derivative and warrant liability to fair value of underlying securities	(1,294,293)	(3,897,643)	(5,191,936)

Interest expense	(662,160)	(862,257)	(2,032,140)

Loss before income taxes	(3,384,733)	(7,644,757)	(14,410,830)
Income tax expense	(200)	(100)	(300)
Net loss	$(3,384,933)	$(7,644,857)	$(14,411,130)

Net loss per common share -
basic and diluted (Note A)	($0.03)	($0.11)	n/a
Weighted average shares -
basic and diluted	132,810,185	67,803,070	n/a

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2006
(Restated – Note B)

	Common	Common Shares	Subscription	Deferred	Additional Paid	Accumulated	Total (Deficiency) In Stockholders
	Shares	Amount	Receivable	Compensation	In Capital	Deficit	Equity
Balance July 9, 1998
(date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription
receivable at $0.005
per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash
at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscriptions receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,351)	(1,910,351)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,885)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share on 3/31/05	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director on 2/21/05	-	-	-	(26,725)	26,725	-	-
Value of 250,000 warrants issued as part of bridge loan on 3/15/05	-	-	-	-	65,540	-	65,540
Shares issued 4/28/05 for services at $0.40	500,000	500	-	-	199,500		200,000
Stock options granted to employee 4/1/05	-	-	-	(327,197)	327,197	-	-
Stock options exercised 6/2/05	50,000	50	-	-	8,950	-	9,000
Reclassify warrants to liability 6/14/05	-	-	-	-	(656,607)	-	(656,607)
Shares issued 9/28 for legal services at $0.22	200,000	200	-	-	43,800		44,000
Partial conversion of convertible notes payable between 9/8/05 and 12/16/05 at conversion rates ranging from $0.00423 to $0.0105 per share	67,580,405	67,581	-	-	2,708,685	-	2,776,266
Stock options issued to
interim CEO 9/28	-	-	-	(3,762)	3,762	-	-
Shares issued on exercise
of warrant CAMFO II	250,000	250	-	-	2,500	-	2,750
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss for the year	-	-	-	-	-	(7,644,857)	(7,644,857)
Balance, December 31, 2005	126,486,518	126,487		(285,307)	7,050,165	(11,026,197)	(4,134,852)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of Deferred Compensation	-	-	-	200,335	(200,335)	-	-
Stock option expense	-	-	-	-	153,577	-	153,577
Partial conversion of convertible notes payable on 8/1/06 and 10/31/06 at conversion rates $0.0063 to $0.0278 per share, respectively	2,594,644	2,595	-	-	241,973	-	244,568
Issued stock in satisfaction of debt	5,226,534	5,226	-	-	47,039	-	52,265
Issued stock in exchange for services rendered at $$0.038 per share	1,150,627	1,150	-	-	163,397	-	164,547
Exercise of 150,000 options at $0.18 per share	150,000	150	-	-	26,850	-	27,000
Repricing of warrants	-	-	-	-	17,422	-	17,422
Issue shares on exercise of warrants	812,100	812	-	-	114,593	-	115,405
Net loss for the year	-	-	-	-	-	(3,384,933)	(3,384,933)

Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

See accompanying notes to consolidated financial statements

GRANT LIFE SCIENCES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated – Note B)
	For the Year Ended December 31,		For the Period July 9, 1998 (date of inception) through December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(3,384,933)	$(7,644,857)	$(14,411,130)
Adjustments to reconcile net loss to cash
used in operations:
Depreciation (Note E)	7,403	6,662	26,806
Amortization	44,055	26,667	70,722
Change in fair value related to adjustment of derivative and
warrant liability to fair value of underlying securities	1,294,293	3,897,643	5,191,936
Loss on abandonment of assets (Note E)	-	-	3,790
Deferred compensation (Note J)	238,550	976,986	1,641,616
Common stock issued in exchange for services rendered (Note H)	-	244,000	388,250
Cancellation of stock options	-	193,275	193,275
Interest on convertible notes payable	487,430	591,534	1,078,964
Warrants issued in connection with bridge loan	-	65,540	65,540
Warrants issued in exchange for services rendered (Note J)	-	-	11,000
Beneficial conversion feature discount (Note G)	-	-	298,507
Gain on extinguishment of debt (Note G)	-	-	(510,105)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)
Acquisition cost (Note D)	-	-	65,812
Decrease (increase) in:
Accounts receivable	71,337	(69,675)	(1,338)
Employee receivables	-	334	-
Prepaid expense	67,250	(63,912)	(1,875)
Deferred financing costs	(12,450)	-	(12,450)
Deposits & other	-	(55,070)	(56,335)
(Decrease) increase in:			-
Accounts payable	166,417	29,007	288,736
Notes payable	(6,352)	21,875	15,523
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Accrued expenses	(51,726)	93,556	76,830
Accrued payroll liabilities	(94,680)	81,521	-
Accrued interest payable	99,188	106,981	396,286
Net cash (used in) operating activities	(1,074,218)	(1,499,163)	(5,238,154)

Cash flows from investing activities:
Payments for property and equipment	(3,854)	(5,743)	(41,368)
Net cash used in investing activities	(3,854)	(5,743)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees (Note H)	148,170	14,420	1,919,058
Net proceeds from notes payable (Note G)	400,000	1,925,000	3,505,255
Proceeds from re-pricing of warrants	17,422	-	17,422
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-	-	(34,221)
Proceeds from stock subscriptions receivable	-	-	100,000
Net cash provided by financing activities	565,592	1,939,420	5,567,514

Net increase (decrease) in cash and cash equivalents	(512,480)	434,514	287,992
Cash and cash equivalents at beginning of the period	800,472	365,958	-
Cash and cash equivalents at end of the period	$287,992	$800,472	$287,992

See accompanying notes to consolidated financial statements

Supplemental cash flow information for the years ended December 31, 2006 and 2005 and July 9, 1998 (date of inception) through December 31, 2006 is as follows:

	2006	2005	July 9, 1998 (date of inception) through December 31, 2006

Cash paid for interest	$-	$48,114	$116,417
Cash paid for income taxes	-	-	-

Non Cash Investing and Financing Transactions:
Loss on abandonment of assets	-	-	3,790
Deferred compensation	238,550	976,987	1,641,646
Common stock issued in exchange for services rendered(H)	-	244,000	144,250
Warrants issued in exchange for services rendered	-	-	11,000
Gain on extinguishment of debt	-	-	(510,105)
Write off of accounts payable due to stockholders	-	(1,230)	(2,108)

Merger with Impact:
Common stock retained	-	-	6,000
Liabilities assumed in excess of assets acquired	-	-	59,812
Acquisition cost recognized	-	-	65,812

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,384,933 and $7,644,857 during the years ended December 31, 2006 and 2005, respectively. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

NOTE B - RESTATEMENT OF CONSOLIDATED FINACIAL STATEMENTS

In June 2005, the Company issued $2,000,000 of convertible notes and, subsequently, has issued additional convertible notes. At the holder’s option these notes are convertible into common stock of the Company using a formula calculated at the time of conversion as explained more fully in Note G. As a consequence of this provision, an indeterminate number of shares are issuable upon conversion. While convertible notes are normally excepted from derivative accounting and are viewed as an equity instrument with the expectation that they will be settled by issuing stock, pursuant to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the conversion feature of the Company’s convertible notes results in the requirement to use derivative accounting since the possibility exists that the Company will not have a sufficient number of authorized shares to settle its convertible notes by issuing stock.

In addition to its applicability to the Company’s convertible notes, EITF 00-19 also applies to other contracts, except those pertaining to employee compensation, normally settled by issuing stock. Thus, warrants issued by the Company which entitle the holder to purchase common stock of the Company at a specified price also become subject to derivative accounting as a consequence of the conversion feature of the Company’s convertible notes being determined to be a derivative.

When the Company initially applied derivative accounting as a consequence of the foregoing in 2005, it inadvertently excluded warrants already issued as of June 2005 from its derivative calculations but, rather, only applied derivative accounting to warrants issued on a prospective basis. Further, the intrinsic value method, which is not generally considered to be a measure of fair value as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was used to value the derivative liability arising from the convertible notes. Finally, on reporting dates subsequent to June 2005, when the Company revalued the derivative liability applicable to its convertible notes and warrants, it failed to segregate the change in value arising from note conversions and the exercise of warrants from the change in value arising from changes in market conditions. Thus, the accounting process used by the Company recognized gains from the conversion of notes and the exercise of warrants rather than treating such changes as additions to additional paid-in capital.

The Company has restated its 2006 and 2005 financial statements to (1) recognize the derivative liability arising from all of its warrants, regardless of when issued; (2) value the derivative liability arising from its convertible notes using the Black-Scholes valuation method, which is widely accepted as a measurement of fair value; and (3) recognize the fair value of the derivatie liability related to converted notes and exercised warrants as an addition to paid-in capital, rather than as a gain, at the point of conversion or exercise.

As a consequence of the foregoing restatement, the following line items of the Company’s consolidated balance sheet as of December 31, 2006, as included in the 2006 Form 10-KSB originally filed, differ from those included in the Company’s consolidated balance sheet as of December 31, 2006, presented herein:

Line Item Caption	Previously Reported	Increase or (Decrease)	Restated
Derivative liability related to convertible notes	$2,692,600	$1,541,056	$4,233,656
Warrant liability related to convertible notes	1,103,918	170,682	1,274,600
Additional paid-in capital	5,650,271	1,964,410	7,614,681
Accumulated deficit	(10,734,982)	(3,676,148)	(14,411,130)
Net change	$(1,288,193)	$0	$(1,288,193)

For 2005, the equivalent differences in the consolidated balance sheet are as follows:

Line Item Caption	Previously Reported	Increase or (Decrease)	Restated
Derivative liability related to convertible notes	$2,606,377	$1,309,129	$3,915,506
Warrant liability related to convertible notes	161,472	52,050	213,522
Additional paid-in capital	5,400,819	1,649,346	7,050,165
Accumulated deficit	(8,015,672)	(3,010,525)	(11,026,197)
Net change	$152,996	$0	$152,996

As a consequence of the restatement, the following line items of the Company’s consolidated statement of losses for the year ended December 31, 2006, as included in the 2006 Form 10-KSB originally filed, differ from those included in the Company’s consolidated statement of losses for the year ended December 31, 2006, presented herein:

Line Item Caption	Previously Reported	Change	Restated
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities - gain (loss)	$(628,670)	$(665,623)	$(1,294,293)
Net loss before income taxes	$(2,719,110)	$(665,623)	$(3,384,733)
Net loss	$(2,719,310)	$(665,623)	$(3,384,933)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)

For 2005, the equivalent differences in the consolidated statement of losses are as follows:

Line Item Caption	Previously Reported	Change	Restated
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities - gain (loss)	$(887,118)	$(3,010,525)	$(3,897,643)
Net loss before income taxes	$(4,634,232)	$(3,010,525)	$(7,644,757)
Net loss	$(4,634,332)	$(3,010,525)	$(7,644,857)
Net loss per common share - basic and diluted	$(0.07)	$(0.04)	$(0.11)

From inception through December 31, 2006, the equivalent differences in the consolidated statement of losses are as follows:

Line Item Caption	Previously Reported	Change	Restated
Change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities - gain (loss)	$(1,515,788)	$(3,676,148)	$(5,191,936)
Net loss before income taxes	$(10,734,682)	$(3,676,148)	$(14,410,830)
Net loss	$(10,734,982)	$(3,676,148)	$(14,411,130)

Within the Company’s consolidated statements of cash flows, the changes in line item captions (“net loss” and “change in fair value related to adjustment of derivative and warrant liability to fair value of underlying securities”) are the same as the changes presented above for the same line item captions pertaining to the changes in the Company’s consolidated statement of losses for the years ended December 31, 2006 and 2005, and for the period from inception through December 31, 2006. The restatement did not affect net cash used in operating activities or cash balances.

NOTE C - GOING CONCERN

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 2006 and 2005, the Company incurred losses from operations of $3,384,733 and $7,644,857, respectively, and has a deficit accumulated during the development stage of $14,411,130 as of December 31, 2006. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D - BUSINESS COMBINATION AND CORPORATE RESTRUCTURE

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

NOTE E - PROPERTY AND EQUIPMENT

Major classes of property and equipment at December 31, 2006 and 2005 consist of the followings:

	2006	2005
Furniture and fixtures	$23,501	$23,501
Equipment	7,193	3,339
	30,694	26,840
Less: Accumulated Depreciation	(19,922)	(12,519)

Net Property and Equipment	$10,772	$14,321

Depreciation expense was $7,403 and $6,662 for the years ended December 31, 2006 and 2005, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

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

NOTE G - NOTES PAYABLE

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

• Subsequent to the initial recording, the change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, and the change in the fair value of the embedded derivative in the conversion feature of the convertible debentures, also determined under the Black-Scholes option pricing formula, are recorded as adjustments to the liabilities at December 31, 2006 and 2005.

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

The following table summarizes the various components of the convertible notes as of December 31, 2006 and 2005:

	December 31,
	2006 (Restated)	2005 (Restated)

Convertible notes	$683,015	$240,491
Warrant liability	1,274,600	213,522
Derivative liability	4,233,656	3,915,506

	6,191,271	4,369,519

Change in fair value of warrants and convertible notes	(5,191,936)	(3,897,643)
Credited to additional paid-in capital upon conversion of notes or exercise of warrants	1,964,410	1,649,347
Accretion of interest related to
convertible debenture	(1,078,966)	(591,534)
Converted to common shares	515,221	470,311

Total convertible notes	$2,400,000	$2,000,000

NOTE H - COMMON STOCK

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

NOTE I - INCOME TAXES

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

Components of deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006 (Restated)	2005 (Restated)
Non current
Net Operating Loss Carryforwards	$2,729,867	$1,883,717
Accrued Interest	57,299	38,610
R&D Credit	80,342	43,200
Stock Options	556,231	595,899
Unrealized Loss	2,024,855	1,520,080
Amortization	-	10,400
Contribution Carryover	156	156
Less Valuation Allowance	(5,267,056)	(4,005,835)
Total Deferred Tax Assets	$181,694	$86,227

Deferred Tax Liability
State Taxes	$(181,694)	$(86,227)
Total Deferred Tax Liabilities	$(181,694)	$(86,227)
Net Deferred Tax Assets	$0	$0

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

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006, and 2005 as follows:

Calculation of rate of taxes on income	2006	2005
Tax @ statutory rate	34%	34%

Permanent differences:
R&D credit	1%	1%
State tax (net of fed benefit)	3%	3%
Change in valuation allowance	-38%	-38%

Total	0	0%

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

NOTE K - COMMITMENTS AND CONTINGENCIES

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

NOTE L- SUBSEQUENT EVENTS

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

In February and March 2007, the Company entered into Securities Purchase Agreements with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC for the sale of (i) $300,000 in callable secured convertible notes and (ii) stock purchase warrants to buy 2,000,000 shares of our common stock. As with the previous convertible notes the Company will treat the detachable warrants and the embedded derivative in the conversion feature of the convertible note as liabilities.