Form 10QSB
period 2007-03-31
Grant Life Sciences, Inc.
filed 2007-06-21
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

(801) 733-0878
(Issuer’s Telephone Number, Including Area Code)
Not Applicable
(Former Address, if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ྑ   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of June 20, 2007, there were 173,125,552 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets (unaudited) - As of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) - For the three months Ended March 31, 2007 and 2006, and the period from July 9, 1998 (date of inception) through March 31, 2007	4

	Condensed Consolidated Statements of Deficiency in Stockholders’ Equity (unaudited) - For the period from July 9, 1998 (date of inception) through March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) - For the three months ended March 31, 2007 and 2006, and the period from July 9, 1998 (date of inception) through March 31, 2007	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Controls and Procedures	14

PART II OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		16

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2007	2006
Current assets:
Cash	$87,623	$287,992
Accounts receivable	1,338	1,338
Prepaid expenses	31,666	1,875
Deposits and other assets	30,000	4,375
Total current assets	150,627	295,580

Furniture and equipment, net of accumulated depreciation of $15,780 and $19,922 as of March 31, 2007 and December 31, 2006, respectively	4,888	10,772
Patents, net of accumulated amortization of $1,944 and $1,555 as of March 31, 2007 and December 31, 2006, respectively	21,390	21,779
Deferred financing fees, net of accumulated amortization of $32,734 and $25,000 as of March 31, 2007 and December 31, 2006, respectively	56,174	48,908

Total assets	$233,079	$377,039

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$160,492	$276,715
Accrued liabilities	52,247	50,000
Accrued interest payable	173,918	153,559
Notes payable	363,125	365,523
Total current liabilities	749,782	845,797

Long-term liabilities:
Convertible notes payable	486,920	683,015
Derivative liability related to convertible notes	3,708,706	4,233,656
Derivative liability related to warrants	726,186	1,274,600

Total liabilities	5,671,594	7,037,068

Contingencies (Note A)

Deficiency in stockholders' equity:
Preferred stock, par value $.001; authorized 20,000,000 shares; no shares issued and outstanding as of March 31, 2007 and December 31, 2006	-	-
Common stock, par value $.001; authorized 750,000,000 shares; 158,515,423 and 136,420,423 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	158,515	136,420
Additional paid-in capital	9,735,654	7,614,681
Deficit accumulated during the development stage	(15,332,684)	(14,411,130)
Total deficiency in stockholders' equity	(5,438,515)	(6,660,029)

Total liabilities and deficiency in stockholders' equity	$233,079	$377,039

See accompanying notes to condensed consolidated financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For the Period from July 9, 1998 (Date of Inception) through
	March 31, 2007	March 31, 2006 (Restated)	March 31, 2007 (Restated)
Sales			$72,675
Cost of sales			62,805
Gross margin			9,870

Operating expenses:
General and administrative	$319,520	$275,639	6,220,936
Research and development	12,058	86,315	1,724,753
Depreciation	1,580	1,851	28,386
Acquisition costs	-	-	65,812
Total operating expenses	333,158	363,805	8,039,887

Loss from operations	(333,158)	(363,805)	(8,030,017)

Other income (expense):
Gain on extinguishment of debt	-	-	510,105
Change in fair value of derivative liability related to convertible notes and warrants	(87,368)	279,601	(5,279,303)
Interest expense	(501,028)	(124,328)	(2,533,169)

Loss before income taxes	(921,554)	(208,532)	(15,332,384)
Provision for income taxes	-	-	(300)
Net loss	$(921,554)	$(208,532)	$(15,332,684)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	n/a

Weighted average number of shares outstanding - basic and diluted	146,941,923	126,486,518	n/a

See accompanying notes to condensed consolidated financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2007
(Unaudited)

	Number of Common Shares	Common Stock	Subscription Receivable	Deferred Compensation	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Deficiency In Stockholders’ Equity
Balance, July 9, 1998 (date of inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-
Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)
Payment of subscription receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306
Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)
Beneficial conversion feature on issuance of debt	-	-	-	-	98,507	-	98,507
Gain on extinguishment of debt	-	-	-	-	(98,507)	-	(98,507)
Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500
Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)
Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)
Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000
Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382

Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,351)	(1,910,351)
Balance, December 31, 2004	56,243,791	56,244	-	(1,097,885)	4,190,485	(3,381,340)	(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director	-	-	-	(26,725)	26,725	-	-
Value of 250,000 warrants issued as part of bridge loan	-	-	-	-	65,540	-	65,540
Shares issued for services at $0.40 per share	500,000	500	-	-	199,500		200,000
Stock options granted to employee	-	-	-	(327,197)	327,197	-	-
Stock options exercised	50,000	50	-	-	8,950	-	9,000
Reclassify warrants to liability (restated)	-	-	-	-	(656,607)	-	(656,607)
Shares issued for legal services at $0.22 per share	200,000	200	-	-	43,800		44,000
Partial conversion of convertible notes payable at conversion rates ranging from $0.00423 to $0.0105 per share, including applicable derivative value (restated)	67,580,405	67,581	-	-	2,708,685	-	2,776,266
Stock options issued to interim CEO	-	-	-	(3,762)	3,762	-	-
Shares issued on exercise of warrant	250,000	250	-	-	2,500	-	2,750
Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss (restated)	-	-	-	-	-	(7,644,857)	(7,644,857)
Balance, December 31, 2005 (restated)	126,486,518	126,487	-	(285,307)	7,050,165	(11,026,197)	(4,134,852)
Vesting of deferred compensation	-	-	-	84,972	-	-	84,972
Adjustment of presentation of deferred compensation	-	-	-	200,335	(200,335)	-	-
Vesting of stock options	-	-	-	-	153,577	-	153,577

Partial conversion of convertible notes at conversion rates ranging from $0.00633 to $0.0278 per share, including applicable derivative value (restated)	2,594,644	2,595	-	-	241,973	-	244,568
Issued stock in satisfaction of debt	5,226,534	5,226	-	-	47,039	-	52,265
Issued stock at $0.038 per share for services rendered	1,150,627	1,150	-	-	163,397	-	164,547
Issued stock on exercise of options at $0.18 per share	150,000	150	-	-	26,850	-	27,000
Repricing of warrants	-	-	-	-	17,422	-	17,422
Issued stock on exercise of warrants (restated)	812,100	812	-	-	114,593	-	115,405
Net loss (restated)	-	-	-	-	-	(3,384,933)	(3,384,933)
Balance, December 31, 2006 (restated)	136,420,423	136,420	-	-	7,614,681	(14,411,130)	(6,660,029)
Partial conversion of convertible notes payable at conversion rates ranging from $0.0172 to $0.0387 per share, including applicable derivative value	22,000,000	22,000	-	-	2,086,772	-	2,108,772
Issued stock at $0.0782 per share for services rendered	95,000	95	-	-	7,331	-	7,426
Vesting of stock options	-	-	-	-	26,870	-	26,870
Net loss	-	-	-	-	-	(921,554)	(921,554)
Balance, March 31, 2007	158,515,423	$158,515	-	-	$9,735,654	$(15,332,684)	$(5,438,515)

See accompanying notes to condensed consolidated financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		For the Period from July 9, 1998 (Date of Inception) through
	2007	2006 (Restated)	March 31, 2007 (Restated)
Cash flows from operating activities:
Net loss	$(921,554)	$(208,532)	$(15,332,684)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	1,580	1,851	28,386
Amortization	8,123	9,531	78,845
Change in fair value of derivative liability related to convertible notes and warrants	87,368	(279,601)	5,279,304
Increase in debt discount upon issuance of convertible notes	300,000	-	300,000
Loss on abandonment of assets	4,304	-	8,094
Vesting of stock options	26,870	84,971	1,668,486
Common stock issued in exchange for services rendered	7,426	-	395,676
Cancellation of stock options	-	-	193,275
Accreted interest on convertible notes payable	151,945	95,285	1,230,909
Warrants issued in exchange for services rendered	-	-	76,540
Beneficial conversion feature discount	-	-	298,507
Gain on extinguishment of debt	-	-	(510,105)
Forgiveness of accounts payable due to stockholders	-	-	(2,108)
Acquisition costs	-	-	65,812
Decrease (increase) in:
Accounts receivable	-	28,000	(1,338)
Prepaid expenses	(29,791)	(5,083)	(31,666)
Deferred financing fees	(15,000)	-	(27,450)
Deposits and other assets	(25,625)	-	(81,960)
(Decrease) increase in:
Accounts payable	(116,223)	(65,665)	172,513
Short-term notes payable	(2,398)	(19,229)	13,125
Accounts payable - assumed liabilities	-	-	(17,506)
Accounts payable - stockholders	-	-	(38,900)
Accrued liabilities	2,247	24,667	79,077
Accrued payroll liabilities	-	(36,780)	-
Accrued interest payable	20,359	5,250	416,645
Net cash used in operating activities	(500,369)	(365,335)	(5,738,523)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(3,854)	(41,368)
Net cash used in investing activities	-	(3,854)	(41,368)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs and fees	-	-	1,919,058
Proceeds from notes payable	300,000	-	3,805,255
Proceeds from repricing of warrants	-	-	17,422
Proceeds from related party notes payable	-	-	60,000
Payments for related party notes payable	-		(34,221)
Proceeds from stock subscription receivable	-	-	100,000
Net cash provided by financing activities	300,000	-	5,867,514

Net increase (decrease) in cash	(200,369)	(369,189)	87,623
Cash at beginning of the period	287,992	800,472	-
Cash at end of the period	$87,623	$431,283	$87,623

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2007, the Company issued 22,000,000 shares of common stock upon conversion of $648,040 of secured convertible notes payable. The value of the related derivative at the time of conversion was $1,460,732, which was credited to additional paid-in capital.

See accompanying notes to condensed consolidated financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business
Grant Life Sciences, Inc. (formerly Impact Diagnostics, Inc.) (the “Company”) was organized under the laws of the State of Utah on July 9, 1998. The Company’s purpose is to research, develop, market and sell diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical cancer.

On July 30, 2004, the Company became a wholly owned subsidiary of Grant Ventures, Inc., a Nevada Corporation, by merging with Impact Acquisition Corporation, a Utah corporation and wholly owned subsidiary of Grant Ventures, Inc. Grant Ventures, Inc. was an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the merger was treated as a recapitalization of the Company. Grant Ventures, Inc. changed its name to Grant Life Sciences, Inc. in November 2004.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Impact Diagnostics, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Development Stage Company
Since July 9, 1998 (date of inception), the Company has operated as a development stage company as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Companies”. The Company’s development stage activities consist of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a significant source of revenue.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt or equity financing and, eventually achieving profitable operations. No adjustments have been made to the accompanying condensed consolidated financial statements that might result from the outcome of this uncertainty.

Interim Financial Information
The interim financial information as of March 31, 2007 and for the periods ended March 31, 2007 and 2006 is unaudited. The condensed consolidated balance sheet as of December 31, 2006 is derived from audited financial statements, the report on which included an explanatory paragraph as to there being substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made, which consist only of normal recurring adjustments. The results of operations for the three-month period ended March 31, 2007 is not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
The Company considers all highly liquid investments with a original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Furniture and Equipment
Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Furniture is depreciated over seven years and equipment over three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized.

Patents
Patents are stated at cost less accumulated amortization. Amortization is computed using the straight-line method based on an estimated useful life of fifteen years. When patents are retired or otherwise disposed of, the cost and related accumulated amortization are removed and any resulting gain or loss is recognized.

Long-Lived Assets
Long-lived tangible and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets is adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Derivative Liability Related to Convertible Notes and Warrants
The derivative liability related to convertible notes and warrants arises because the conversion price of the Company’s convertible notes is solely a function of the market price of the Company’s common stock. Thus, the number of shares that may be issued upon conversion of such notes is indeterminate, which gives rise to the possibility that the Company may not be able to fully settle its convertible note and warrant obligations by the issuance of common stock.

The derivative liability related to convertible notes and warrants is adjusted to fair value as of each date that a note is converted or a warrant is exercised, as well as at each reporting date, using the Black-Scholes pricing model. Any change in fair value between reporting dates that arises because of changes in market conditions is recognized as a gain or loss. To the extent the derivative liability is reduced as a consequence of the conversion of notes or the exercise of warrants, such reduction is recognized as additional paid-in capital as of the conversion or exercise date.

When a convertible note is initially issued, a note discount is established in an amount equal to the lesser of the face amount of the note or the amount of the related derivative liability. The note discount is accreted to interest expense over the term of the note.

Revenue Recognition
Revenues are recognized in the period that the four following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation
The cost of employee and board member services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award, determined by using the Black-Scholes pricing model. This cost is recognized over the period during which the award recipient is required to provide service in exchange for the award, which generally corresponds to the vesting period.

Research and Development Costs
Research and development costs are expensed as incurred. These costs include direct expenditures for goods and services, as well as some indirect expenditures such as consultant fees.

Deferred Income Taxes
Deferred income taxes are provided based on the liability method for financial reporting purposes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. Valuation allowances are provided when it is more likely than not that some or all of the net deferred income tax assets may not be realized.

Net Loss Per Common Share
The computation of basic net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share, if any, is based on the weighted average number of common shares outstanding during the period plus common stock equivalents, unless the effect of their inclusion is anti-dilutive. As a result of the Company’s continuing net losses, basic and diluted net loss per common share are equivalent.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of reporting dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements Applicable to the Company
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for the Company beginning January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this statement apply only to entities that elect the fair value option. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on its financial statements.

NOTE C - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, the Company issued $2,000,000 of convertible notes and, subsequently, has issued additional convertible notes. At the holder’s option these notes are convertible into common stock of the Company at a specified discount from the market price of the Company’s common stock. As a consequence of this provision, an indeterminate number of shares are issuable upon conversion. While convertible notes are normally exempt from derivative accounting and are viewed as an equity instrument with the expectation that they will be settled by issuing stock, pursuant to the provisions of Emerging Issues Task Force Issue 00-19 (“EITF 00-19”), the conversion feature of the Company’s convertible notes results in the requirement to use derivative accounting since the possibility exists that the Company will not be able to settle its convertible notes by issuing stock.

In addition to its applicability to the Company’s convertible notes, EITF 00-19 also applies to other contracts, except those pertaining to employee compensation, normally settled by issuing stock. Thus, warrants issued by the Company to non-employees which entitle the holder to purchase common stock of the Company at a specified price also become subject to derivative accounting as a consequence of the conversion feature of the Company’s convertible notes.

When the Company initially applied derivative accounting as a consequence of the foregoing in 2005, it inadvertently excluded warrants already issued as of June 2005 from its derivative calculations and only applied derivative accounting to warrants issued on a prospective basis. Further, the intrinsic value method, which is not generally considered to be a measure of fair value as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was used to value the derivative liability arising from the convertible notes. Finally, on reporting dates subsequent to June 2005, when the Company revalued the derivative liability applicable to its convertible notes and warrants, it failed to segregate the change in value arising from note conversions and the exercise of warrants from the change in value arising from changes in market conditions. Thus, the accounting process used by the Company, in essence, recognized gains from the conversion of notes and the exercise of warrants rather than treating such changes as additions to additional paid-in capital.

The Company has restated its 2006 and 2005 financial statements (as contained in its Annual Report on Form 10-KSB/A) to (1) recognize the derivative liability arising from all of its warrants, regardless of when issued; (2) value the derivative liability arising from its convertible notes using the Black-Scholes pricing model, which is widely accepted as a measurement of fair value; and (3) recognize the fair value of converted notes and exercised warrants as additional paid-in capital, rather than as a gain, at the point of conversion or exercise.

As a consequence of the foregoing restatement, the following line items of the Company’s balance sheet as of December 31, 2006, as included in this Form 10-QSB, differ from those included in the Company’s balance sheet as of December 31, 2006, as initially filed on Form 10-KSB:

December 31, 2006 Line Item Caption	Previously Reported	Increase or (Decrease)	As Restated
Derivative liability related to convertible notes	$2,692,600	$1,541,056	$4,233,656
Derivative liability related to warrants	1,103,918	170,682	1,274,600
Additional paid-in capital	5,650,271	1,964,410	7,614,681
Deficit accumulated during the development stage	(10,734,982)	(3,676,148)	(14,411,130)
:
As a consequence of the foregoing restatement, the net loss for the first quarter of 2006 was increased by $1,488 from that initially reported in the Form 10-QSB for the first quarter of 2006.

NOTE D - CONVERTIBLE NOTES PAYABLE AND WARRANTS

During the first quarter of 2007, the Company issued 22,000,000 common shares upon the conversion of $648,040 of convertible notes payable. The value of the related derivative at the time of conversion was $1,460,732, which was credited to additional paid-in capital.

Also during the first quarter of 2007, the Company issued an additional $300,000 of convertible notes plus additional warrants to purchase 2,000,000 shares of the Company’s common stock.

NOTE E - INCOME TAXES

The Company incurred a net loss of $921,554 and $208,532 for the three months ended March 31, 2007 and 2006, respectively. The Company has established a valuation allowance to fully reserve against all of its net deferred income tax assets, as management has determined that it is more likely than not that those assets will not be realized based on the Company’s operating history. As a result, there are no net deferred income tax assets presented in the Company’s condensed consolidated balance sheets.

Section 382 of the Internal Revenue Code places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result, there can be no assurance that some or all of the Company’s net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

As of March 31, 2007, the Company has net operating loss carryforwards of approximately $7,350,000.

NOTE F - SUBSEQUENT EVENTS

On April 6, 2007, the Company granted its new chief financial officer options to purchase 2,400,000 shares of the Company’s stock at $0.04 per share, which was the closing price on the date of grant.

On June 20, 2007, the Company issued an additional $500,000 of convertible notes. These notes were issued on essentially the same terms and conditions as previously issued convertible notes.

Subsequent to March 31, 2007 through June 20, 2007, the Company issued 12,000,000 shares of common stock upon the conversion of $156,600 of convertible notes. In addition, on May 11, 2007, the Company issued 2,075,000 shares of common stock in settlement of an account payable of $45,000. Subsequent to March 31, 2007, an additional 470,250 shares of commons stock were issued in settlement of other obligations totaling $6,270, and 64,879 common shares were issued upon exercise of warrants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking and Cautionary Statements
 This report contains certain forward-looking statements.  These statements relate to future events or the Company’s future performance and involve known and unknown risks and uncertainties.  Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

•      The Company’s ability to fund its cash and working capital needs;

•      The Company’s ability to maintain its corporate existence as a viable entity; and

•      Other risks detailed in the Company’s periodic report filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, or the negative of these terms or other comparable terminology.  These statements are only predictions.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Overview
The Company is a development stage company. From inception in 1998 through March 31, 2007, it has not generated significant revenues. All audit reports issued to date have included an explanatory paragraph as to the fact that there is substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operations
The Company is focused on developing technologies that will be useful in commercializing rapid test products that can screen women for cervical cancer or pre-cancerous conditions. The majority of cervical cancer is generally believed to be caused by different strains of the human papilloma virus (“HPV”). Most of the Company’s effort in prior years has centered on HPV antibody detection tests. In 2006, the Company signed a memorandum of understanding to in-license technology pertaining to HPV antigen detection tests and, in June 2007, signed another memorandum of understanding to in-license technology based on a molecular diagnostic test for HPV.

The Company’s ability to conduct further research on the technologies described in the preceding paragraph is directly related to the Company’s ability to raise capital to fund such research. In addition to continued funding by debt and equity transactions, which has been the Company’s primary source of funding to date, the Company will investigate out-licensing of the technologies presently under its control, the feasibility of merging with a cash-flow positive operating company, and the feasibility of collaborating with other research and development companies that are better funded than the Company. The Company may also investigate the feasibility of producing and distributing rapid test products for diseases other than cancer, such as it did in 2005 on a limited basis.

Liquidity and Capital Resources
From inception in 1998 through March 31, 2007, the Company has relied on loans and equity infusions to fund its operations. The Company has never generated positive cash flows from operating activities. In the near term, and perhaps longer, the Company will continue to be dependent on its ability to raise debt and/or equity capital. There is no assurance that the Company will be able to continue to do so. Over a longer term, the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operating activities to meet its obligations on a timely basis and to obtain additional financing as may be required. Since June 2005, the Company’s primary source of funding has been from the sale of convertible notes.

At March 31, 2007, the Company had a working capital deficiency of $599,155. The Company’s cash balance at March 31, 2007 was $87,623. In June 2007, the Company received $500,000 in conjunction with the placement of additional convertible notes. In recent months, the Company’s cash “burn rate” has ranged from $100,000 to $150,000 per month. Absent any cash inflows from revenues or other sources, the current cash position is expected to fund the Company until August or September of 2007. There can be no assurance that the Company will be successful in obtaining adequate debt or equity financing and, as a result, the Company may not be able to continue existence.

Results of Operations
The Company has never been profitable. Since inception, aggregate losses approximate $15,300,000. Since June 2005, the Company has incurred non-cash charges of nearly $7,800,000 related to interest expense on the Company’s convertible notes and charges arising from the change in fair value of the derivative liability related to the convertible notes and warrants to purchase common stock of the Company.

Aggregate results of operations for the three months ended March 31, 2007 and 2006 are reasonably comparable except for the impact of the non-cash items described in the preceding paragraph.

Item 3. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on such evaluation, they have concluded, as of the end of such period, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

This Form 10-QSB was not timely filed because the Company’s chief financial officer, who joined the Company April 9, 2007, determined that the derivative liability related to the Company’s convertible notes and warrants had not been accounted for in accordance with generally accepted accounting principles. This is explained more fully in Note C to the consolidated financial statements in Part I, Item 1 of this report. Upon further investigation, and after discussions with its prior and current independent registered public accounting firms, the Company filed Form 10-KSB/A to amend its 2006 Annual Report filed with the SEC. This restatement, of necessity, delayed the filing of this Form 10-QSB. This error in accounting and disclosure represented a material weakness in the Company’s internal control at March 31, 2007.

The Company believes that the material weakness arising from the Company’s inability to appropriately interpret complex accounting pronouncements has been at least partially mitigated by the addition of the current chief financial officer. The Company is in the process of implementing processes and procedures to eliminate this material weakness.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

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

GRANT LIFE SCIENCES, INC.

Date: June 21, 2007	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: June 21, 2007	/s/ Doyle Judd
Doyle Judd
Chief Financial Officer