Form 10QSB
period 2007-06-30
Grant Life Sciences, Inc.
filed 2007-08-13
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of August 7, 2007, there were 236,823,332 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):      Yes ☐   No ☒

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets (unaudited) - As of June 30, 2007 and December 31, 2006	3

	Condensed Statements of Operations (unaudited) - For the three months and six months ended June 30, 2007 and 2006, and for the period from July 9, 1998 (date of inception) through June 30, 2007	4

	Condensed Statements of Deficiency in Stockholders’ Equity (unaudited) - For the period from July 9, 1998 (date of inception) through June 30, 2007	5

	Condensed Statements of Cash Flows (unaudited) - For the six months ended June 30, 2007 and 2006, and for the period from July 9, 1998 (date of inception) through June 30, 2007	8

	Notes to Condensed Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	15

Item 3	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$301,301	$287,992
Accounts receivable	2,550	1,338
Prepaid expenses	21,667	1,875
Deposits and other	34,869	4,375
Total current assets	360,387	295,580

Furniture and equiment, net of accumulated depreciation of $16,650 and $19,922 as of June 30, 2007 and December 31, 2006, respectively	4,983	10,772

Patents, net of accumulated amortization of $2,333 and $1,555 as of June 30, 2007 and December 31, 2006, respectively	21,001	21,779

Deferred financing fees, net of accumulated amortization of $71,644 and $38,542 as of June 30, 2007 and December 31, 2006, respectively	55,806	48,908

Total assets	$442,177	$377,039

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$101,724	$276,715
Accrued liabilities	147,071	50,000
Accrued interest payable	220,484	153,559
Notes payable	363,125	365,523
Total current liabilities	832,404	845,797

Long-term liabilities:
Convertible notes payable, net of discount of $1,326,830 and $1,201,765 as of June 30, 2007 and December 31, 2006, respectively	475,708	683,015
Derivative liability related to convertible notes	3,788,934	4,233,656
Derivative liability related to warrants	819,923	1,274,600
Total long-term liabilities	5,084,565	6,191,271

Total liabilities	5,916,969	7,037,068

Contingencies (Note A)

Deficiency in stockholders' equity:
Common stock, par value $.001; authorized 750,000,000 shares; 181,125,552 and 136,420,423 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	181,126	136,420
Additional paid-in capital	11,026,324	7,614,681
Deficit accumulated during the development stage	(16,682,242)	(14,411,130)
Total deficiency in stockholders' equity	(5,474,792)	(6,660,029)

Total liabilities and deficiency in stockholders' equity	$442,177	$377,039

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the
					Period from
					July 9, 1998
	For the Three Months		For the Six Months		(Inception)
	Ended June 30		Ended June 30		through
	2007	2006	2007	2006	June 30, 2007
		(Restated)		(Restated)
Sales	$-	$-	$-	$-	$72,675
Cost of sales					62,805
Gross margin	-	-	-	-	9,870

Operating expenses:
General and administrative	567,933	380,599	881,269	658,086	6,809,491
Research and development	9,000	41,295	21,057	127,610	1,733,752
Total	576,933	421,894	902,326	785,696	8,543,243

Loss from operations	(576,933)	(421,894)	(902,326)	(785,696)	(8,533,373)

Other income (expense):
Change in fair value of derivative liability related to convertible notes and warrants	(477,703)	751,718	(565,070)	1,031,319	(5,757,006)
Interest expense and financing costs	(294,923)	(171,939)	(803,716)	(296,268)	(2,835,856)
Gain on extinguishment of debt					510,105
Acquisition costs					(65,812)

Loss before income taxes	(1,349,559)	157,885	(2,271,112)	(50,645)	(16,681,942)
Provision for income taxes					(300)
Net (loss) income	$(1,349,559)	$157,885	$(2,271,112)	$(50,645)	$(16,682,242)

Net (loss) income per common share:
Basic	$(0.01)	$0.00	$(0.01)	$(0.00)	n/a
Diluted	$(0.01)	$0.00	$(0.01)	$(0.00)	n/a

Weighted average number of shares outstanding:
Basic	165,933,810	126,486,518	152,760,644	126,486,518	n/a
Diluted	165,933,810	368,700,442	152,760,644	126,486,518	n/a

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
June 30, 2007
(Unaudited)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, July 9, 1998 (inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)		81,205		-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-

Issued stock for cash at $0.004 per share	1,253,000	1,253			3,747		5,000
Net loss						(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)

Payment of subscription receivable			100,000				100,000
Net loss						(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306

Issued stock for cash at $0.004 per share	250,600	251			749		1,000
Net loss						(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)

Issued stock for cash at $0.13 per share	689,150	689			91,811		92,500
Issued stock for services at $0.06 per share	1,591,310	1,591			101,659		103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790			248,210		250,000
Net loss						(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)

Issued stock for cash at $0.13 per share	930,800	931			119,069		120,000
Net loss						(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)

Issued stock for cash at $0.0838 per share	238,660	239			19,761		20,000
Issued stock for services at $0.08 per share	500,000	500			39,500		40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561			1,485,376		1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000					6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)					3,382		3,382
Recognition of beneficial conversion feature on issuance of note payable					200,000		200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720			203,165		205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249			45,530		45,779
Exercise of $0.01 warrants	2,403,000	2,403			21,627		24,030
Issued 250,000 warrants for services					11,000		11,000
Stock options issued to employees, directors, consultants				(1,523,966)	1,523,966		-
Vesting of deferred compensation				426,081			426,081
Net loss						(1,910,351)	(1,910,351)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
June 30, 2007
(Unaudited)
(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share	1,395,322	1,395			127,225		128,620
Stock options issued to new director				(26,725)	26,725		-
Value of 250,000 warrants issued as part of bridge loan					65,540		65,540
Shares issued for services at $0.40 per share	500,000	500			199,500		200,000
Stock options granted to employee				(327,197)	327,197		-
Stock options exercised	50,000	50			8,950		9,000
Reclassify warrants to liability (restated)					(656,607)		(656,607)
Shares issued for legal services at $0.22 per share	200,000	200			43,800		44,000
Conversion of convertible notes payable at conversion rates ranging from $0.00423 to $0.0105 per share, including applicable derivative value	67,580,405	67,581			2,708,685		2,776,266
Stock options issued to interim CEO				(3,762)	3,762		-
Shares issued on exercise of warrant	250,000	250			2,500		2,750
Shares issued at $0.09 on exercise of warrant	267,000	267			2,403		2,670
Vesting of deferred compensation				976,987			976,987
Cancellation of stock options				193,275			193,275
Net loss						(7,644,857)	(7,644,857)
Balance, December 31, 2005	126,486,518	126,487	-	(285,307)	7,050,165	(11,026,197)	(4,134,852)

Vesting of deferred compensation				84,972			84,972
Adjust presentation of deferred compensation				200,335	(200,335)		-
Vesting of stock options					153,577		153,577
Conversion of convertible notes at conversion rates ranging from $0.00633 to $0.0278 per share, including applicable derivative value	2,594,644	2,595			241,973		244,568
Issued stock in satisfaction of debt	5,226,534	5,226			47,039		52,265
Issued stock at $0.038 per share for services rendered	1,150,627	1,150			163,397		164,547
Issued stock on exercise of options at $0.18 per share	150,000	150			26,850		27,000
Repricing of warrants					17,422		17,422
Issued stock on exercise of warrants	812,100	812			114,593		115,405
Net loss						(3,384,933)	(3,384,933)
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
June 30, 2007
(Unaudited)
(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)
Conversion of convertible notes payable at conversion rates ranging from $0.0096 to $0.0387 per share, including applicable derivative value	42,000,000	42,000			3,102,179		3,144,179
Issued stock at $0.0782 per share for services rendered	95,000	95			7,331		7,426
Issued stock at $0.01333 per share in settlement of liability	470,250	471			5,799		6,270
Issued stock at $0.0217 per share for legal fees	2,075,000	2,075			42,925		45,000
Cashless exercise of $0.01 warrants, including applicable derivative value	64,879	65			2,465		2,530
Vesting of stock options					250,944		250,944
Net loss						(2,271,112)	(2,271,112)
Balance, June 30, 2007	181,125,552	$181,126	$-	$-	$11,026,324	$(16,682,242)	$(5,474,792)

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,		For the Period From July 19, 1998 (inception) through
	2007	2006	June 30, 2007
		(Restated)
Cash flows from operating activities:
Net loss	$(2,271,112)	$(50,645)	$(16,682,242)
Adjustments to reconcile net loss to cash operating activities used in operating activities:
Depreciation and amortization	3,229	23,303	100,757
Change in fair value of derivative liabilities related to convertible notes and warrants	565,070	(1,031,319)	5,757,006
Loss on abandonment of assets	4,304		8,094
Vesting of stock options	250,944	176,384	1,892,560
Common stock or warrants issued in exchange for services	58,696		523,486
Cancellation of stock options			193,275
Accreted interest on convertible notes payable	708,035	207,556	1,786,999
Beneficial conversion feature discount			298,507
Gain on extinguishment of debt			(510,105)
Acquisition costs			65,812
Change in working capital components:
Accounts receivable	(1,212)	33,000	(2,550)
Prepaid expenses	(19,792)	19,637	(21,667)
Deposits and other assets	(30,494)		(86,829)
Accounts payable	(174,991)	10,873	55,231
Short-term notes payable	(2,398)	(6,482)	13,125
Accrued liabilities	97,071	8,553	173,901
Accrued interest payable	66,925	34,328	463,211
Net cash used in operating activities	(745,725)	(574,812)	(5,971,429)

Cash flows from investing activities:
Purchases of furniture and equipment	(966)	(3,854)	(42,334)
Net cash used in investing activities	(966)	(3,854)	(42,334)

Cash flows from financing activities:
Proceeds from sale of common stock, net			2,079,058
Proceeds from issuance of notes payable, net of origination fees	760,000		4,252,805
Proceeds from repricing of warrants			17,422
Payment of note payable			(34,221)
Net cash provided by financing activities	760,000	-	6,315,064

Net increase (decrease) in cash	13,309	(578,666)	301,301
Cash at beginning of the period	287,992	800,472	-
Cash at end of the period	$301,301	$221,806	$301,301

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued from Preceding Page)

Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 2007, the Company issued 42,000,000 shares of common stock upon conversion of $882,240 of secured convertible notes payable. The value of the related derivative at the time of conversion was $2,261,939, which was credited to additional paid-in capital.

During the six months ended June 30, 2007, the Company issued 64,879 shares of stock upon the cashless exercise of a warrant. The value of the related derivative at the time of conversion was $2,530.

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business
On July 30, 2004, Grant Ventures, Inc., a Nevada corporation, acquired Impact Diagnostics, Inc., a Utah corporation organized on July 9, 1998, through the merger of Grant Ventures, Inc.’s wholly owned subsidiary, Impact Acquisition Corporation, with Impact Diagnostics, Inc. Grant Ventures, Inc. was an inactive publicly registered shell corporation with no significant assets or operations. For accounting purposes, the merger was treated as a recapitalization. Grant Ventures, Inc. changed its name to Grant Life Sciences, Inc. (the Company) in November 2004. Impact Acquisition Corporation and Impact Diagnostics, Inc. were subsequently dissolved.

The Company’s purpose is to research, develop, market and sell diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical cancer.

Development Stage Company
Since July 9, 1998 (date of inception), the Company has operated as a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Companies. The Company’s development stage activities have consisted primarily of the development of medical diagnostic kits. Sources of financing for these development stage activities have been primarily debt and equity financing. The Company has not yet established a significant source of revenue.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully obtaining additional working capital through debt or equity financing and, eventually, achieving profitable operations. There can be no assurance of either obtaining additional funding or achieving profitable operations. No adjustments have been made to the accompanying condensed financial statements that might result from the outcome of this uncertainty.

Interim Financial Information
The interim financial information as of June 30, 2007, and for the three and six-month periods ended June 30, 2007 and 2006, is unaudited. The condensed balance sheet as of December 31, 2006 is derived from audited financial statements, the report on which included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made, which consist only of normal recurring adjustments. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments and related items that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Furniture and Equipment
Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Furniture is depreciated over seven years and equipment over three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Patents
Patents are stated at cost less accumulated amortization. Amortization is computed using the straight-line method based on an estimated useful life of fifteen years. When patents are retired or otherwise disposed of, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is recognized.

Long-Lived Assets
Long-lived tangible and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets is adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Convertible Notes and Related Discount
The convertible notes give the holder the right to convert such notes to common stock at a specified discount from the market price of the Company’s common stock at the time of conversion. The size of the discount provides the holder with substantial incentive to convert the notes to common stock, such that it is expected that the notes will be converted to common stock rather than repaid. Thus, when a convertible note is issued, a note discount equivalent to the face amount of the note is established. The note discount is subsequently accreted to interest expense over the life of the note.

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

Revenue Recognition
Revenues are recognized in the period that the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Deferred Income Taxes
Deferred income taxes are provided based on the asset and liability method for financial reporting purposes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the statements of operations in the period that includes the enactment date. Valuation allowances are provided when it is more likely than not that some or all of the net deferred income tax assets may not be realized.

Net Loss Per Common Share
The computation of basic net loss per common share is based on the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period plus common stock equivalents, unless the effect of their inclusion is anti-dilutive. During periods of net losses, basic and diluted net loss per common share are equivalent.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of reporting dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

New Accounting Pronouncements Applicable to the Company
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for the Company beginning January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

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

NOTE C - RESTATEMENT OF FINANCIAL STATEMENTS

In June 2005, the Company issued $2,000,000 of convertible notes and, subsequently, has issued additional convertible notes. At the holder’s option these notes are convertible into common stock of the Company at a specified discount from the market price of the Company’s common stock. As a consequence of this provision, an indeterminate number of shares are issuable upon conversion. While convertible notes are normally exempt from derivative accounting and are viewed as an equity instrument with the expectation that they will be settled by issuing stock, pursuant to the provisions of Emerging Issues Task Force Issue 00-19 (EITF 00-19), the conversion feature of the Company’s convertible notes results in the requirement to use derivative accounting since the possibility exists that the Company will not be able to settle its convertible notes by issuing stock.

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

The Company restated its 2006 and 2005 financial statements (as reported in its Annual Report on Form 10-KSB/A) to (1) recognize the derivative liability arising from all of its warrants, regardless of when issued; (2) value the derivative liability arising from its convertible notes using the Black-Scholes pricing model, which is widely accepted as a measurement of fair value; and (3) recognize the fair value of converted notes and exercised warrants as additional paid-in capital, rather than as a gain, at the point of conversion or exercise.

As a consequence of the foregoing restatement, the reported net income (loss) for the three and six-month periods ended June 30, 2006, were changed from that initially reported in the Form 10-QSB for the second quarter of 2006, as follows:

Net Income (Loss)	Previously Reported	Change	As Restated
For the three months ended June 30, 2006	$142,312	$15,573	$157,885
For the six months ended June 30, 2006	(64,730)	14,085	(50,645)

NOTE D - CONVERTIBLE NOTES PAYABLE AND WARRANTS

During the first six months of 2007, the Company issued 42,000,000 common shares upon the conversion of $882,240 of convertible notes payable in several separate transactions. The fair values of the related derivative liabilities at the dates of the respective conversions totaled $2,261,939, which amounts were credited to additional paid-in capital.

Also during the first six months of 2007, the Company issued an additional $800,000 of convertible notes plus warrants to purchase an additional 12,000,000 shares of the Company’s common stock.

As of June 30, 2007, the convertible notes were convertible into 120,044,241 shares of the Company’s common stock based on the market price of the common stock.

The following table summarizes changes in outstanding warrants during the six months ended June 30, 2007, plus the related weighted average exercise price and the related remaining term of such warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price	Expiration Date
Balances, December 21, 2006	13,549,432	$0.310	July 2009 to December 2013
Issued	12,000,000	$0.065	February 2014 to June 2014
Exercised	(71,798)	$0.010

Balances, June 30, 2007	25,477,634	$0.194	July 2009 to June 2014

NOTE E - STOCK OPTIONS

On June 27, 2007, the Company’s board of directors approved establishment of the 2007 Incentive Stock Plan (the 2007 Plan) under which options to purchase 30,000,000 shares of the Company’s common stock can be granted. Terms of the 2007 Plan are essentially equivalent to the 2004 Incentive Stock Plan (the 2004 Plan) previously approved by the Company’s shareholders. After consideration of the grants described in the following paragraph, options to purchase an aggregate of 1,325,000 and 8,924,915 shares of the Company’s common stock can be granted under the 2004 Plan and 2007 Plan, respectively.

During the second quarter of 2007, the Company granted directors, officers, employees and a consultant options to purchase an aggregate of 24,900,000 shares of the Company’s common stock. The exercise price of such options is $0.03 per share, which was the closing price of the Company’s common stock on the grant date. The options vest over a period of two years; however, vesting is accelerated, subject to certain restrictions, in the event of a merger, the acquisition of the Company by another entity or other similar transaction. The options have a contractual life of ten years.

The fair value of the stock options issued, as described in the preceding paragraph, was determined using the Black-Scholes pricing model, an expected term of five years, a volatility rate of 201%, a quarterly dividend rate of 0.00%, and a risk free interest rate of 4.47%.

The Company recorded $245,697 and $250,944 of compensation expense related to these option grants plus previously issued option grants existing as of December 31, 2006, for the three and six-month periods ended June 30, 2007, respectively. Compensation expense during the corresponding periods of 2006 was $97,854 and $182,826, respectively.

The following table summarizes changes in outstanding stock options during the six months ended June 30, 2007, and the related weighted average exercise price:

	Total Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balances, December 21, 2006	4,620,952	$0.170	4,037,618	$0.170	583,334	$0.170
Grants	24,900,000	$0.030	8,300,006	$0.030	16,599,994	$0.030
Forfeitures	(1,325,000)	$0.180	(1,066,666)	$0.180	(258,334)	$0.180
Vesting			166,667	$0.115	(166,667)	$0.115

Balances, June 30, 2007	28,195,952	$0.045	11,437,625	$0.065	16,758,327	$0.030

Unrecognized compensation expense applicable to unvested options as of June 30, 2007, was $489,514.

NOTE F - INCOME TAXES

The Company incurred a net loss of $2,271,112 and $50,645 for the six months ended June 30, 2007 and 2006, respectively. The Company has established a valuation allowance to fully reserve against all of its net deferred income tax assets, as management has determined that it is more likely than not that those assets will not be realized based on the Company’s operating history. As a result, there are no net deferred income tax assets presented in the Company’s condensed balance sheets.

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

As of June 30, 2007, the Company has net operating loss carryforwards of approximately $7,875,000, which begin expiring in 2019.

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2007 and through August 7, 2007, the Company issued 55,697,780 shares of common stock upon the conversion of $543,583 of convertible notes in various transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation
Forward-Looking and Cautionary Statements

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

Overview

The Company is a development stage company. From inception in 1998 through June 30, 2007, it has not generated significant revenues. All audit reports issued to date have included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern.

Plan of Operations

The Company is focused on developing technologies that will be useful in commercializing rapid test products that can screen women for cervical cancer or pre-cancerous conditions. The majority of cervical cancer is generally believed to be caused by different strains of the human papilloma virus (HPV). Most of the Company’s effort in prior years has centered on HPV antibody detection tests. In 2006, the Company signed a memorandum of understanding to in-license technology pertaining to HPV antigen detection tests and, in June 2007, signed another memorandum of understanding to in-license technology based on a molecular diagnostic test for HPV.

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

Liquidity and Capital Resources

From inception in 1998 through June 30, 2007, the Company has relied on loans and equity infusions to fund its operations. The Company has never generated positive cash flows from operating activities. In the near term, and perhaps longer, the Company will continue to be dependent on its ability to raise debt and/or equity capital. There is no assurance that the Company will be able to continue to do so. Over a longer term, the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operating activities to meet its obligations on a timely basis and to obtain additional financing as may be required. Since June 2005, the Company’s primary source of funding has been from the sale of convertible notes.

At June 30, 2007, the Company had a working capital deficiency of $472,017. The Company’s cash balance at June 30, 2007 was $301,301. In recent months, the Company’s cash “burn rate” has ranged from $100,000 to $150,000 per month. Absent any cash inflows from revenues or other sources, the current cash position is expected to fund the Company until September 2007. There can be no assurance that the Company will be successful in obtaining adequate debt or equity financing and, as a result, the Company may not be able to continue its existence.

Results of Operations

The Company has never been profitable. Since inception, aggregate losses approximate $16,682,000. Since June 2005, the Company has incurred non-cash charges of nearly $8,593,000 related to interest expense on the Company’s convertible notes and charges arising from the change in fair value of the derivative liabilities related to the convertible notes and warrants to purchase common stock of the Company.

Aggregate results of operations for the three and six-month periods ended June 30, 2007 and 2006, are reasonably comparable except for the impact of the non-cash items described in the preceding paragraph and compensation expense arising from stock options.

Item 3. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on such evaluation, they have concluded, as of the end of such period, that our disclosure controls and procedures as of that date were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934.

Earlier this year, the Company’s chief financial officer, who joined the Company April 9, 2007, determined that the derivative liabilities related to the Company’s convertible notes and warrants had not been accounted for in accordance with U.S. generally accepted accounting principles. This is explained more fully in Note C to the condensed financial statements in Part I, Item 1 of this report. Upon further investigation, and after discussions with its prior and current independent registered public accounting firms, the Company filed Form 10-KSB/A to amend its 2006 Annual Report filed with the SEC. This error in accounting and disclosure represented a material weakness in the Company’s internal control at March 31, 2007.

The Company believes that the material weakness arising from the Company’s inability to appropriately interpret complex accounting pronouncements, which existed at March 31, 2007, has been substantially mitigated by the addition of the current chief financial officer. Upon further review by the Company’s principal executive officer and principal financial officer, and given the limited size of the Company’s accounting staff and the Company’s limited resources, it has been determined that it is not practical to make further changes with respect to the disclosure controls and procedures of the Company.

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

GRANT LIFE SCIENCES, INC.

Date: August 13, 2007	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: August 13, 2007	/s/ Doyle Judd
Doyle Judd
Chief Financial Officer