Form 10QSB
period 2007-09-30
Grant Life Sciences, Inc.
filed 2007-10-29
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of October 26, 2007, there were 307,833,746 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
FORM 10-QSB
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets (unaudited) - As of September 30, 2007 and December 31, 2006	3

	Condensed Statements of Operations (unaudited) - For the three and nine months ended September 30, 2007 and 2006, and for the period from July 9, 1998 (date of inception) through September 30, 2007	4

	Condensed Statements of Deficiency in Stockholders’ Equity (unaudited) - For the period from July 9, 1998 (date of inception) through September 30, 2007	5

	Condensed Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2007 and 2006, and for the period from July 9, 1998 (date of inception) through September 30, 2007	8

	Notes to Condensed Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	15

Item 3	Controls and Procedures	16

PART II OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$38,329	$287,992
Accounts receivable	2,550	1,338
Prepaid expenses	11,667	1,875
Deposits and other	24,038	4,375
Total current assets	76,584	295,580

Furniture and equipment, net of accumulated depreciation of $17,567 and $19,922 as of September 30, 2007 and December 31, 2006, respectively	4,068	10,772

Patents, net of accumulated amortization of $2,722 and $1,555 as of September 30, 2007 and December 31, 2006, respectively	20,612	21,779

Deferred financing fees, net of accumulated amortization of $92,660 and $38,542 as of September 30, 2007 and December 31, 2006, respectively	34,790	48,908
Total assets	$136,054	$377,039

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,861	$276,715
Accrued liabilities	117,935	50,000
Accrued interest payable	259,660	153,559
Notes payable	363,125	365,523
Total current liabilities	787,581	845,797

Long-term liabilities:
Convertible notes payable, net of discount of $692,603 and $1,201,765 as of September 30, 2007 and December 31, 2006, respectively	107,397	683,015
Derivative liability related to convertible notes	1,546,910	4,233,656
Derivative liability related to warrants	418,863	1,274,600
Total long-term liabilities	2,073,170	6,191,271

Total liabilities	2,860,751	7,037,068

Contingencies (Note A)

Deficiency in stockholders' equity:
Common stock, par value $.001; authorized 750,000,000 shares; 294,050,019 and 136,420,423 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	294,050	136,420
Additional paid-in capital	14,248,497	7,614,681
Deficit accumulated during the development stage	(17,267,244)	(14,411,130)
Total deficiency in stockholders' equity	(2,724,697)	(6,660,029)
Total liabilities and deficiency in stockholders' equity	$136,054	$377,039

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the
					Period from
					July 9, 1998
					(Inception)
	For the Three Months		For the Nine Months		through
	Ended September 30		Ended September 30		September 30,
	2007	2006	2007	2006	2007
		(Restated)		(Restated)
Sales	$-	$-	$-	$-	$72,675
Cost of sales					62,805
Gross margin	-	-	-	-	9,870

Operating expenses:
General and administrative	363,936	198,712	1,245,235	856,796	7,173,457
Research and development	7,500	99,966	28,557	227,576	1,741,252
Total	371,436	298,678	1,273,792	1,084,372	8,914,709

Loss from operations	(371,436)	(298,678)	(1,273,792)	(1,084,372)	(8,904,839)

Other income (expense):
Change in fair value of derivative liability related to convertible notes and warrants	480,852	(6,779,546)	(84,218)	(5,748,227)	(5,276,154)
Interest expense and financing costs	(694,418)	(168,671)	(1,498,104)	(464,939)	(3,530,244)
Gain on extinguishment of debt					510,105
Acquisition costs					(65,812)

Loss before income taxes	(585,002)	(7,246,895)	(2,856,114)	(7,297,538)	(17,266,944)
Provision for income taxes					(300)
Net loss	$(585,002)	$(7,246,895)	$(2,856,114)	$(7,297,538)	$(17,267,244)

Net loss per common share - basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.06)	n/a

Weighted average shares outstanding - basic and diluted	237,982,075	127,685,236	184,062,640	126,890,482	n/a

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
SEPTEMBER 30, 2007
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

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
SEPTEMBER 30, 2007
(Unaudited)
(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share	1,395,322	1,395			127,225		128,620
Stock options issued to new director				(26,725)	26,725		-
Value of 250,000 warrants issued as part of bridge loan					65,540		65,540
Shares issued for services at $0.40 per share	500,000	500			199,500		200,000
Stock options granted to employee				(327,197)	327,197		-
Stock options exercised	50,000	50			8,950		9,000
Reclassify warrants to liability (restated)					(656,607)		(656,607)
Shares issued for legal services at $0.22 per share	200,000	200			43,800		44,000
Conversion of convertible notes payable at conversion rates ranging from $0.00423 to $0.0105 per share, including applicable derivative value	67,580,405	67,581			2,708,685		2,776,266
Stock options issued to interim CEO				(3,762)	3,762		-
Shares issued on exercise of warrant	250,000	250			2,500		2,750
Shares issued at $0.09 on exercise of warrant	267,000	267			2,403		2,670
Vesting of deferred compensation				976,987			976,987
Cancellation of stock options				193,275			193,275
Net loss						(7,644,857)	(7,644,857)
Balance, December 31, 2005	126,486,518	126,487	-	(285,307)	7,050,165	(11,026,197)	(4,134,852)

Vesting of deferred compensation				84,972			84,972
Reclassification of deferred compenstion				200,335	(200,335)		-
Vesting of stock options					153,577		153,577
Conversion of convertible notes at conversion rates ranging from $0.00633 to $0.0278 per share, including applicable derivative value	2,594,644	2,595			241,973		244,568
Issued stock at $0.01 per share in satisfaction of debt	5,226,534	5,226			47,039		52,265
Issued stock at $0.038 per share for services rendered	1,150,627	1,150			163,397		164,547
Issued stock on exercise of options at $0.18 per share	150,000	150			26,850		27,000
Repricing of warrants					17,422		17,422
Cashless exercise of $0.01 warrants, includng applicable derivative value	812,100	812			114,593		115,405
Net loss						(3,384,933)	(3,384,933)
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
SEPTEMBER 30, 2007
(Unaudited)
(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)
Conversion of convertible notes payable at conversion rates ranging from $0.0096 to $0.0387 per share, including applicable derivative value	154,118,242	154,118			6,153,409		6,307,527
Issued stock at $0.0782 per share for services rendered	95,000	95			7,331		7,426
Issued stock at $0.01333 per share in settlement of liability	470,250	471			5,799		6,270
Issued stock at $0.0217 per share for legal services	2,075,000	2,075			42,925		45,000
Cashless exercise of $0.01 warrants, including applicable derivative value	64,879	65			2,465		2,530
Exercise of warrant at $0.01 per share, including applicable derivative value	98,092	98			2,306		2,404
Issued stock at $0.06 per share for prior unpaid compensation	708,133	708			41,780		42,488
Vesting of stock options					377,801		377,801
Net loss						(2,856,114)	(2,856,114)
Balance, September 30, 2007	294,050,019	$294,050	$-	$-	$14,248,497	$(17,267,244)	$(2,724,697)

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Period from
			July 9, 1998
			(Inception)
	For the Nine Months		through
	Ended September 30		September 30,
	2007	2006	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(2,856,114)	$(7,297,538)	$(17,267,244)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,533	31,404	102,061
Change in fair value of derivative liabilities related to convertible notes and warrants	84,218	5,748,227	5,276,154
Loss on abandonment of assets	4,304		8,094
Vesting of stock options	377,801	212,305	2,019,417
Common stock or warrants issued in exchange for services	101,184		565,974
Cancellation of stock options			193,275
Accreted interest on convertible notes payable	1,363,279	332,619	2,442,243
Beneficial conversion feature discount			298,507
Gain on extinguishment of debt			(510,105)
Acquisition costs			65,812
Change in working capital components:
Accounts receivable	(1,212)	51,337	(2,550)
Prepaid expenses	(9,792)	36,000	(11,667)
Deposits and other assets	(19,663)	3,822	(75,998)
Accounts payable	(229,854)	30,122	368
Short-term notes payable	(2,398)	(6,195)	13,125
Accrued liabilities	67,935	45,958	144,765
Accrued interest payable	106,101	56,777	502,387
Net cash used in operating activities	(1,009,678)	(755,162)	(6,235,382)

Cash flows from investing activities:
Purchases of furniture and equipment	(966)	(3,854)	(42,334)
Net cash used in investing activities	(966)	(3,854)	(42,334)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants, net	981		2,080,039
Proceeds from issuance of notes payable, net of origination fees	760,000		4,252,805
Other			(16,799)
Net cash provided by financing activities	760,981	-	6,316,045

Net increase (decrease) in cash	(249,663)	(759,016)	38,329
Cash at beginning of the period	287,992	800,472	-
Cash at end of the period	$38,329	$41,456	$38,329

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued from Preceding Page)

Supplemental disclosure of non-cash investing and financing activities:

During the nine months ended September 30, 2007, the Company issued 154,118,242 shares of common stock upon conversion of $1,884,779 of secured convertible notes payable. The value of the related derivative at the time of conversion was $4,422,748, which was credited to additional paid-in capital.

During the nine months ended September 30, 2007, the Company issued 64,879 shares of common stock upon the cashless exercise of a warrant. The value of the related derivative at the time of conversion was $2,530.

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 and 2006
(Unaudited)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

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

Development Stage Company
Since July 9, 1998 (date of inception), the Company has operated as a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Companies. The Company’s development stage activities have consisted primarily of the development of medical diagnostic kits. These development stage activities have been funded primarily through debt and equity financing. The Company has not yet established a significant source of revenue.

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

Interim Financial Information
The interim financial information as of September 30, 2007, and for the three and nine-month periods ended September 30, 2007 and 2006, is unaudited. The condensed balance sheet as of December 31, 2006 is derived from audited financial statements, the report on which included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made, which consist only of normal recurring adjustments. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2007.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
Financial instruments and related items that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the insurance limit of the Federal Deposit Insurance Corporation.

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

Long-Lived Assets
Long-lived tangible and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted, undiscounted cash flows. Should a material impairment in value be indicated, the carrying value of intangible assets is adjusted based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

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

Research and Development Costs
Research and development costs are expensed as incurred. These costs include direct expenditures for goods and services, as well as some indirect expenditures such as consulting fees.

Deferred Income Taxes
Deferred income taxes are provided using the asset and liability method for financial reporting purposes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the statements of operations in the period that includes the enactment date. Valuation allowances are provided when it is more likely than not that some or all of the net deferred income tax assets may not be realized.

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

NOTE C – RESTATEMENT OF FINANCIAL STATEMENTS

In June 2005, the Company issued $2,000,000 of convertible notes and, subsequently, has issued additional convertible notes. At the holder’s option, these notes are convertible into common stock of the Company at a specified discount from the market price of the Company’s common stock. As a consequence of this provision, an indeterminate number of shares are issuable upon conversion. While convertible notes are normally exempt from derivative accounting and are viewed as an equity instrument with the expectation that they will be settled by issuing stock, pursuant to the provisions of Emerging Issues Task Force Issue 00-19 (EITF 00-19), the conversion feature of the Company’s convertible notes results in the requirement to use derivative accounting since the possibility exists that the Company will not be able to settle its convertible notes by issuing stock.

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

As a consequence of the foregoing restatement, the reported net income (loss) for the three and nine-month periods ended September 30, 2006, were changed from that initially reported in the Form 10-QSB for the third quarter of 2006, as follows:

Net Income (Loss)	Previously Reported	Change	As Restated
For the three months ended September 30, 2006	$(7,415,840)	$168,945	$(7,246,895)
For the nine months ended September 30, 2006	(7,480,568)	183,030	(7,297,538)

NOTE D – CONVERTIBLE NOTES PAYABLE AND WARRANTS

During the first nine months of 2007, the Company issued 154,118,242 common shares upon the conversion of $1,884,779 of convertible notes payable in several separate transactions. The fair values of the related derivative liabilities at the dates of the respective conversions totaled $4,422,748 which amounts were credited to additional paid-in capital.

Also during the first nine months of 2007, the Company issued an additional $800,000 of convertible notes plus warrants to purchase an additional 12,000,000 shares of the Company’s common stock.

As of September 30, 2007, the remaining convertible notes were convertible into 87,912,088 shares of the Company’s common stock based on the market price of the common stock.

The following table summarizes changes in outstanding warrants during the nine months ended September 30, 2007, plus the related weighted average exercise price and the related remaining term of such warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price	Expiration Date
Balances, December 31, 2006	13,549,432	$0.310	July 2009 to December 2013
Issued	12,000,000	$0.065	February 2014 to June 2014
Exercised	(169,890)	$0.010
Balances, September 30, 2007	25,379,542	$0.195	July 2009 to June 2014

NOTE E – STOCK OPTIONS

On June 27, 2007, the Company’s board of directors approved establishment of the 2007 Incentive Stock Plan (the 2007 Plan) under which options to purchase 30,000,000 shares of the Company’s common stock can be granted. Terms of the 2007 Plan are essentially equivalent to the 2004 Incentive Stock Plan (the 2004 Plan) previously approved by the Company’s shareholders. After consideration of the grants described in the following paragraph and subsequent forfeitures, options to purchase an aggregate of 1,325,000 and 9,074,915 shares of the Company’s common stock can be granted under the 2004 Plan and 2007 Plan, respectively.

During the second quarter of 2007, the Company granted directors, officers, employees and a consultant options to purchase an aggregate of 24,900,000 shares of the Company’s common stock. The exercise price of those options is $0.03 per share, which was the closing price of the Company’s common stock on the grant date. The options vest over a period of two years; however, vesting is accelerated, subject to certain restrictions, in the event of a merger, the acquisition of the Company by another entity or other similar transaction. The options have a contractual life of ten years.

The fair value of the stock options issued, as described in the preceding paragraph, was determined using the Black-Scholes pricing model, an expected term of five years, a volatility rate of 201%, a quarterly dividend rate of 0.00%, and a risk free interest rate of 4.47%.

The Company recorded $126,857 and $377,801 of compensation expense related to these option grants plus previously issued option grants existing as of December 31, 2006, for the three and nine-month periods ended September 30, 2007, respectively. Compensation expense during the corresponding periods of 2006 was $35,921 and $212,305, respectively.

The following table summarizes changes in outstanding stock options during the nine months ended September 30, 2007, and the related weighted average exercise price:

	Total Options		Vested Options		Unvested Options
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Balances, December 31, 2006	4,620,952	$0.170	4,037,618	$0.170	583,334	$0.170
Grants	24,900,000	$0.030	8,300,006	$0.030	16,599,994	$0.030
Forfeitures	(1,475,000)	$0.165	(1,116,666)	$0.173	(358,334)	$0.138
Vesting			233,333	$0.110	(233,333)	$0.110
Balances, September 30, 2007	28,045,952	$0.045	11,454,291	$0.066	16,591,661	$0.030

Unrecognized compensation expense applicable to unvested options as of September 30, 2007, was $359,724.

NOTE F – INCOME TAXES

The Company incurred a net loss of $585,002 and $7,246,895 for the three months ended September 30, 2007 and 2006, respectively, and $2,856,114 and $7,297,538 for the nine months ended September 30, 2007 and 2006, respectively. The Company has established a valuation allowance to fully reserve against all of its net deferred income tax assets, as management has determined that it is more likely than not that those assets will not be realized based on the Company’s operating history. As a result, there are no net deferred income tax assets presented in the Company’s condensed balance sheets.

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

As of September 30, 2007, the Company has net operating loss carryforwards of approximately $8,290,000, which begin expiring in 2019.

NOTE G – SUBSEQUENT EVENTS

Subsequent to September 30, 2007 and through October 26, 2007, the Company issued 13,783,727 shares of common stock upon the conversion of $84,908 of convertible notes.

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

Overview
The Company is a development stage company. From inception in 1998 through September 30, 2007, it has not generated significant revenues. All audit reports issued to date have included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern.

Plan of Operations
The Company is focused on developing technologies that will be useful in commercializing rapid test products that can screen women for cervical cancer or pre-cancerous conditions. The majority of cervical cancer is generally believed to be caused by different strains of the human papilloma virus (HPV). Most of the Company’s effort in prior years has centered on HPV antibody detection tests. In 2006, the Company signed a memorandum of understanding to in-license technology pertaining to HPV antigen detection tests and, in June 2007, signed another memorandum of understanding to in-license technology based on a molecular diagnostic test for HPV. Due to capital constraints, the Company has been unable to devote a significant amount of funds to research and development.

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

Liquidity and Capital Resources
From inception in 1998 through September 30, 2007, the Company has relied on loans and equity infusions to fund its operations. The Company has never generated positive cash flows from operating activities. In the near term, and perhaps longer, the Company will continue to be dependent on its ability to raise debt and/or equity capital. There is no assurance that the Company will be able to continue to do so. Over a longer term, the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operating activities to meet its obligations on a timely basis and to obtain additional financing as may be required. Since June 2005, the Company’s primary source of funding has been from the sale of convertible notes.

At September 30, 2007, the Company had a working capital deficiency of $710,997. The Company’s cash balance at September 30, 2007 was $38,329. In recent months, the Company’s cash “burn rate” has ranged from $100,000 to $150,000 per month. Absent any cash inflows from revenues or other sources, the current cash position is expected to fund the Company through October 2007. There can be no assurance that the Company will be successful in obtaining adequate debt or equity financing and, as a result, the Company may not be able to continue its existence.

Results of Operations
The Company has never been profitable. Since inception, aggregate losses approximate $17,267,000. Since June 2005, the Company has incurred non-cash charges of approximately $8,806,000 related to interest expense on the Company’s convertible notes and charges arising from the change in fair value of the derivative liabilities related to the convertible notes and warrants to purchase common stock of the Company.

Aggregate results of operations for the three and nine-month periods ended September 30, 2007 and 2006, are reasonably comparable except for the impact of the non-cash items described in the preceding paragraph and compensation expense arising from stock options.

Item 3. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on such evaluation, they have concluded, as of the end of such period, that our disclosure controls and procedures as of that date were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or furnish under the Securities Exchange Act of 1934.

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

The Company believes that the material weakness arising from the Company’s inability to appropriately interpret complex accounting pronouncements, which existed at March 31, 2007, has been substantially mitigated by the addition of the current chief financial officer. Upon further review by the Company’s principal executive officer and principal accounting officer, and given the limited size of the Company’s accounting staff and the Company’s limited resources, it has been determined that it is not practical to make further changes with respect to the disclosure controls and procedures of the Company.

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

GRANT LIFE SCIENCES, INC.

Date: October 29, 2007	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Chief Scientist

Date: October 29, 2007	/s/ Doyle Judd
Doyle Judd
Chief Financial Officer