Form 10KSB
period 2007-12-31
Grant Life Sciences, Inc.
filed 2008-03-06
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 000-50133

GRANT LIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0490737
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1787 East Ft. Union Blvd., Suite 202,
Salt Lake City, Utah 84121
(Address of principal executive offices)

(801) 733-0878
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State Registrant's revenues for fiscal year ended December 31, 2007: None.

State the aggregate market value of the common stock held by non-affiliates of the Registrant: $5,078,496 as of  February 22, 2008 based on the average bid and asked price of $0.0165 per share as of  February 22, 2008.

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 312, 875,613 shares issued and outstanding as of  February 22, 2008.

FORWARD- LOOKING STATEMENTS

In this annual report, references to “Grant Life Sciences,” “GLIF,” “the Company,” “we,” “us,” and “our” refer to Grant Life Sciences, Inc.

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis  or Plan of  Operation ) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our  management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB . We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www. grantlifesciences.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB, except as required by law . Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this A nnual Report, which  are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. - BUSINESS

Origin of Grant Life Sciences, Inc.

On July 30, 2004, Grant Ventures, Inc., a Nevada corporation (“Grant Ventures”), acquired Impact Diagnostics, Inc., a Utah corporation organized on July 9, 1998 (“Impact Diagnostics”), through the merger of Grant Ventures’ wholly owned subsidiary, Impact Acquisition Corporation, with Impact Diagnostics. Grant Ventures was an inactive publicly registered shell corporation with no significant assets or operations. Impact Diagnostics had been organized to develop certain technologies owned by Dr. Yao Ziong Hu and was initially funded by its founders, supplemented by two additional rounds of private funding. Grant Ventures changed its name to Grant Life Sciences, Inc. in November 2004. Impact Acquisition Corporation and Impact Diagnostics were subsequently dissolved.

Overview of Our Business

We are developing protein-based screening tests to screen wome n for cervical cancer and pre-cancerous conditions that may become cervical cancer.  Our tests detect the presence of certain antibodies that appear only when cervical cancer or certain pre-cancerous conditions are present in the body.  Our tests are performed by analyzing a small amount of the patient’s blood.

In one version of our test, the blood sample is analyzed in a clinical setting using standard laboratory equipment and analytic software, which generally can produce completed results in about 2 hours.  Our rapid test will provide easy-to-read results in approximately 15 minutes and is designed to be administered by a health professional in a doctor’s office, hospital, and clinic or even at home. This planned cervical cancer test uses proprietary technology to detect the presence of specific antibodies associated with cervical pre-cancers and cancer.  We continue to test the validity of the results and believe  that if they prove valid,  we may be able to use that technology to develop rapid tests for other diseases and cancers.

In November 2007, we announced the signing of a final agreement with Alphagenics Diaco Biotechnologies S.r.l. (Italy) to  in-license the manufacturing and marketing rights to Alphagenics’ molecular diagnostic test for human papilloma viruses (“HPVs”) exclusively in China and the United States and non-exclusively in Europe, India, Australia and Japan.

The Alphagenics HPV test in-licensed by the Company is a DNA-based diagnostic that uses standard molecular diagnostic equipment found in most commercial laboratories. Alphagenics’ HPV DNA test complements the HPV blood test that the Company has been developing to detect the presence of antibodies produced only by cancer-causing HPV types. There are some 100 types of HPV; however, only about 7 to 15 HPV types cause most cervical cancers.

The introduction of the Alphagenics HPV test not only allows commercial laboratories to provide molecular testing but also complements the current introduction of vaccines against HPVs. The currently approved vaccine in the United States provides for inoculation against four types of HPV for use in girls and women 9  to  26 years of age, who presumably have not been exposed to the viruses. However, women who have reached sexual maturity and have not been exposed to one of the four HPV-types may benefit from the vaccination, according to the Advisory Committee on Immunization Practices. Consequently, the Alphagenics test can be used by the balance of the female population to determine exposure and the possible use of the vaccine if found negative.

In addition, the Alphagenics test can be used in the current gynecological regimen to help qualify Pap test results in the case of ambiguous readings, at a cost less than the currently approved molecular test.

In October 2007, we announced the signing of the final agreement with Drs. Sveshnikov and Kiselev of the Russian Republic for the in-licensing of certain of their technologies that are highly complementary to our antibody-based test for detecting cervical cancer. Their technologies  are  used in the form of a test to detect specific cervical cancer-causing proteins. The test utilizes antibodies against these cancer-causing proteins for detection. Thus far, the test is designed to detect specific cancer-causing proteins and, once fully validated and expanded, would be a synergistic and complementary test to existing Pap technology. It would provide for very low-cost HPV testing as currently performed in Western countries, without the need for additional cervical specimens beyond what is now taken. In addition, large capital outlays would not be required, since most laboratories can readily do the necessary testing.

Drs. Sveshnikov and Kiselev have already tested their technology in Russia and we will be further validating their tests with more specimens from Russia and the United States in controlled clinical settings.

In September 2007, we received notice from the U.S. Patent and Trademark Office that Patent No. 7,267,961—‘PEPTIDES FROM THE E7 PROTEIN OF HUMAN PAPILLOMA VIRUSES 16 AND 18 FOR DETECTING AND/OR DIAGNOSING CERVICAL AND OTHER HUMAN PAPILLOMA VIRUS ASSOCIATED CANCERS’ had been granted.

This patent further strengthens our intellectual property portfolio focusing on HPV detection and diagnostic technologies, including domestic patents, international patents and patent applications that Grant Life Sciences is overseeing. This patent would protect our investment to date in the development of our serum-based test for cervical cancer.

In January 2007, we announced the signing of a memorandum of understanding (“MOU”) with Union Clinical Laboratory (“UCL”) in Taiwan, the top laboratory serving the clinical diagnostics market in Taiwan. UCL will play a critical role to validate our assays with its professional clinical trial laboratory services; meanwhile, the diagnostics products are to be manufactured in Taiwan, which in turn offers lower cost and high quality for making them available and affordable to  global medical specialists.

We also have the exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever testing, and a proprietary diagnostic reagent, which is a key ingredient commonly used by leading manufacturers of rapid tests. We acquired these rights from AccuDx Corporation in March 2005 for a period of ten years.

Cervical Cancer

Invasive cervical cancer affects over 500,000 women worldwide annually, and approximately 300,000 women die each year from this disease (National Institutes of Health Notices, Federal Press Release Library Acc ession Number A00295; Cleveland Clinic Journal of Medicine, 70:641).  Cervical cancer is second only to breast cancer as the leading cause of cancer death among women (Cancer Journal, 9:348).  In the United States, Western Europe and other countries where there is widespread screening and a well developed testing or diagnostic infrastructure, invasive cervical cancer is less prevalent.  In Latin America, China, India and many other countries, there is a much higher incidence of invasive cervical cancer because of the lack of testing and limited diagnostic testing infrastructure.

Pap tests, a microscopic examination of cells scraped from the cervix, have been the most prevalent cervical cancer screening method for more than 50 years.  In recent years, gene- or DNA-based HPV tests have been introduced as an adjunct to the Pap test.  In the United States, more than 82% of women 25 years or older have  received Pap tests over the last three years (Cancer, 97:1528), equated to a total of more than 50 million Pap tests performed each year (CDC Morbidity and Mortality Weekly Report, 49:1001). An equivalent number of Pap tests are performed annually across the rest of the world, mainly in Canada, Western Europe and Japan.  Outside the United States, approximately 1.7 billion women do not undergo regular cervical cancer testing (United States Census Bureau International Data Base statistics).  In many cases, this scarcity of testing is the result of a lack of economic resources, as well as social, cultural and/or religious factors which may contribute to women not undergoing cervical cancer screening.  Under these circumstances, in some nations, the mortality rate of cervical cancer is not unlike that for incidence of cervical cancer (Journal of American Medical Association, 285:3107; Annals of Oncology, 16:489). In other words, the mortality rate for those with cervical cancer may approach 100% in some places.

Virtually all-cervical cancer is caused by HPV. However, of the more than 100 specific types of HPV, the scientific community believes only 7 to 15 are positively correlated with most cervical cancers. There are two types of cervical cancer.  Squamous cell carcinoma, a cancer of the flat, scale-like cells that coat the cervix, is the most prevalent type. Adenocarcinoma is a more virulent cancer that stems from cervical cells with glandular or secretory properties that are increasing in incidence (Canadian Medical Association Journal, 164:1151) but often goes undetected by Pap tests. The non-detection of adenocarcinomas is largely due to problems in collecting and interpreting the correct cervical cells (Cancer [Cancer Cytopathology], 99:324 and 102:280).

Traditional Testing for Cervical Cancer

Pap Tests

The most common means of screening for cervical cancer is the Pap test, which has been used as the primary screen for over 50 years.  The Pap test is performed by swabbing the cervical surface to collect cells that are then placed on a microscopic slide for examination.  A specially-trained, licensed cytotechnologist, usually in a hospital or pathology laboratory, observes the cells using a microscope and other specialized equipment to determine whether abnormal cells are present.  When a cytotechnologist identifies a potential abnormality, a cytopathologist verifies the interpretation.  A second generation Pap test, known as a “liquid Pap test”, involves a special procedure that puts cells onto a microscopic slide in a manner that is intended to allow for more clear-cut scrutiny by the cytotechnologist.

Women whose Pap test results are normal do not undergo further inspection, but instead characteristically return for routine Pap screening on an annual basis.  However, women with abnormal Pap test results may be subjected to follow-up Pap tests, colposcopy (a visual examination of the cervix with the aid of a distinctive microscope) and biopsy to clearly identify cancerous conditions.  Advanced lesions may then be removed with a cauterizing device or scalpel, and in some cases women undergo a hysterectomy, or removal of the entire cervix.  If a patient’s Pap test cannot specifically be classified as normal or abnormal, the result is classified as “equivocal”, or Atypical Squamous Cells of Undetermined Significance (ASC-US).  This occurs in approximately 5  to 7% of cases in the United States (Modern Pathology, 12:335).  Patients with equivocal Pap test results typically will undergo multiple repeat Pap tests.  Many of these patients will also undergo a colposcopy and a biopsy.  However, 80% of women with ASC-US who undergo an expensive colposcopy do not have cervical disease or develop cervical cancer (Journal of Medical Screening, 3:29).

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

·         invasive procedure — Pap tests require healthcare professionals to extract cells from the cervix by inserting a collecting device into the cervix.  In some non-Western countries, women may be inhibited from undergoing this procedure for social, cultural or religious reasons.

·         high costs — Highly trained physicians and other specialists are required to collect, examine and interpret the Pap test specimen, which contributes to a higher cost structure for the Pap test. Following a positive test result, colposcopies and biopsies are required, raising the overall potential cost of screening.

Some of these deficiencies may be due primarily to visual limitations associated with microscopic examination, the inadequate or inappropriate sampling of cells, other technical problems, and the subjective nature of cytology interpretation.

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

·         invasive procedure — Like Pap smear cytology, the HPV test requires that the attending healthcare professional get cells by inserting a collection device into the cervix. As earlier stated, women in certain non-Western cultures may be prohibited from undergoing such a procedure for social, cultural or religious reasons.

·         high cost and complexity — The HPV test specimen must be processed by special and dedicated, expensive laboratory equipment and interpretational computer software by highly trained technicians, thus the higher costs associated with HPV tests. Following a positive test result, colposcopies  and biopsies are required, thus further elevating diagnostic costs.

Our Planned Cervical Cancer Test

 We are developing cervical cancer tests that, if proven, will detect the presence or absence of specific antibodies and proteins that are produced only if cancer-causing HPV is present in the body, and consequent oncogenic, or cancer-promoting, changes have occurred.  Cancer-causing HPV have unique proteins that trigger the disease.  Upon disease onset, the body makes large numbers of antibodies to these unique proteins.  By detecting specific antibodies to cancer-causing HPVs, we believe that our tests will be able to more reliably determine whether a patient has cervical cancer or pre-cancerous lesions than can Pap smear cytology or HPV testing.

Our tests involve the analysis of a small amount of blood taken from the patient. The collection of small volumes of blood is widely accepted as being of “minimal risk.”   It is not necessary to probe the cervix to get results.  Given the previously discussed socio-religious hesitance or prohibitions as to obtaining cells from the cervix, we believe our tests will have greater acceptability and/or desirability than tests that involve obtaining cells from the cervix. Our tests involve the following, readily completed steps:

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

We are developing two tests.  One, known as the Enzyme Linked Immunosorbent Assay Test (“ELISA”), is designed to be run in a laboratory.  The blood specimen is sent to the laboratory, where a laboratory technician runs the test using standard, readily available laboratory equipment.  No unique analytic or diagnostic software is required, while such software is essential for HPV testing.  While test results typically are available in about two hours, we anticipate that the typical turnaround time from the laboratory to the doctor will be approximately one day.  We believe that a doctor will be able to order this test as one of a battery of tests that is run on a patient’s blood sample after a typical office visit.

Our second generation rapid test is designed to be a point-of-care test that will be able to be administered in the hospital, physician’s office, clinic or even at home or in outdoor settings.  The test kit will contain the required container and reagents, with a color change indicating the presence of cancer-causing proteins.  We anticipate that the test will be able to produce results within 10 to 15 minutes after administration of the test.

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

·         less-invasive — Our tests require a small amount of blood, which may be quickly and safely taken via a finger prick or from a vein in the arm.  We believe that in countries where women are reluctant to allow a healthcare professional to sample their cervix, there will be greater willingness to allow blood sampling to ascertain cervical disease.

·         reduced costs — We believe that because our tests will be run by laboratory technicians using standard, readily available equipment or by a healthcare professional using a point-of-care test, overall costs for our screening tests will be less than experienced with Pap or HPV tests.  In addition, by providing more accurate results, we believe that our tests will reduce the number of repeated cervical cancer tests of any sort, along with expensive colposcopies, biopsies and related medical procedures.

Initial Cervical Cancer-Associated HPV Antibody Validation Studies

We have conducted initial studies to validate our planned cervical cancer tests.

In the United States, the Institutional Review Board (“IRB”) governs collection and use of patient specimens for research and testing purposes. The IRB Committee at Intermountain Health Care, the largest hospital facility in the intermountain western United States, and at St. Mark’s Hospital in Salt Lake City, Utah, approved the evaluation of our technology for screening blood serum from patients, some of whom had negative Pap tests and some of whom had previously been diagnosed with cervical cancer or intraepithelial lesions, the immediate precursor to cervical cancer. These initial non-blind studies were performed in May 2003 by Ameripath, Inc. on a total of 65 American patient samples from these IRB approved sources. Our tests detected cervical cancer or pre-cancerous conditions 94% of the time such conditions existed and were able to rule out cervical cancer or pre-cancerous conditions 82% of the time the patient did not have these conditions.

Similar testing was done in April 2003, under a Chinese IRB equivalent, at the China Cancer Institute, China Academy of Medical Sciences, on 70 samples, of which over half were from cervical cancer patients. Our tests detected cervical cancer or pre-cancerous conditions 97% of the time such conditions existed and were able to rule out cervical cancer or pre-cancerous conditions 85% of the time the patient did not have these conditions.

The initial studies conducted by Ameripath and in China used a “cut off” value or measurement standard to differentiate benign from cancerous or pre-cancerous conditions that is higher than would typically be used in a commercially available test. We currently are refining our technology in order to enable our tests to achieve similar results using a measurement standard appropriate for a commercial cervical cancer diagnostic test.

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

Cervical Cancer-Associated HPV Antigen Detection Immunoassay Program

We have signed a final licensing agreement with Drs. Peter Sveshnikov and Vsevolod Kiselev of the Russian Republic, for the in-licensing of technologies highly complementary to our antibody-based test for detecting cervical cancer. The Sveshnikov/Kiselev technology comes to us from the U.S. State Department through its Bio-Industry Initiative (“BII”) program. The BII is designed to foster medical and other biological research and development in the former Soviet Union and to convert former biowarfare scientists to productive peacetime activities.

Sveshnikov and Kiselev have developed an ELISA test to detect specific cancer-causing proteins from HPV, the obligate cause of cervical cancer, in cervical mucous and cells (which make up liquid-based Pap samples). The test utilizes certain monoclonal antibodies against these cancer-causing HPV proteins for detection. So far, the test is designed to detect cancer-causing proteins from HPV types 16 and 18, which collectively are responsible for most cervical disease. This type-specific antigen test, once fully validated, and expanded to include additional types of HPV associated with cervical dysplasia and cancer, would be a very synergistic complement test to existing Pap technology. It will provide for very low cost HPV testing as currently performed in Western countries, without the need for additional cervical specimens beyond what is now taken. In addition, large capital outlays would not be required since most laboratories can readily do ELISA testing.

Sveshnikov and Kiselev have already looked at their technology with 1,000 Russian samples to confirm the potential of this technology. Grant Life Sciences will be further validating with more specimens from Russia and with the many cervical specimens obtained in the United States under IRB approval in controlled clinical settings.

Together, when validated, Grant Life Sciences will have two complementary cervical dysplasia or cancer diagnostic tests that will work on blood serum or cervical mucous and cells. A blood-based test is eminently suitable for the 1.7 billion women worldwide who currently are not tested by Pap smear cytology.

Cervical Cancer-Associated HPV DNA Detection Program

We have signed a final licensing agreement with Alphagenics Diaco Biotechnologies S.r.l. (Italy) to  in-license the manufacturing and marketing rights to Alphagenics’ molecular diagnostic test for HPVs exclusively in China and the United States and non-exclusively in Europe, India, Australia and Japan.

The Alphagenics HPV test in-licensed by Grant Life Sciences is a DNA-based diagnostic that uses standard molecular diagnostic equipment found in most commercial laboratories. Alphagenics’ HPV DNA test complements the HPV blood test that we have been developing to detect the presence of antibodies produced only by cancer-causing HPV types. There are some 100 types of HPV; however, only about 7 to 15 HPV-types cause most cervical cancers. While a blood-based test to detect precancerous evidence and cancer of the cervix is still viewed by Grant Life Sciences as the preferred test-methodology to address the needs of the developing world, DNA testing is currently the approved test protocol in both the U.S. and Europe to identify the presence of different subtypes of HPV in the cervix.

The introduction of the Alphagenics HPV test not only allows commercial laboratories to provide molecular testing but also complements the current introduction of vaccines against HPVs. The currently approved vaccine in the U.S. provides for inoculation against four types of HPV for use in girls and women 9  to  26 years of age, who presumably have not been exposed to the viruses. However, women who have reached sexual maturity and have not been exposed to one of the four HPV-types may benefit from the vaccination, according to the Advisory Committee on Immunization Practices. Consequently, the Alphagenics test can be used by the balance of the female population to determine exposure and the possible use of the vaccine if found negative. Further, both vaccines on the market (GSK’s vaccine is approved in Australia for ages 10  to  45 and Merck’s vaccine is approved in the U.S. for ages 9  to  26) only confer protection against HPV oncogenic types 16 and 18. While these types are predominant (approximately 60+%) in the Caucasian market, there are other types that play significant roles in the Asian, African, Indian, and Hispanic populations. Fortunately, the Alphagenics test is designed to test for all the serotypes of oncogenic HPV.

In addition, the Alphagenics test can be used in the current gynecological regimen to help qualify Pap test results in the case of  equivocal readings, at a cost less than the current approved molecular test. We expect to launch the Alphagenics HPV DNA-based test in the Asian and Indian markets during  2008   as an Analyte Specific Reagent (“ASR”) to reference laboratories.

Regulatory Approval

In the United States, our planned cervical cancer tests will be subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act.  Governmental agencies in other countries also regulate medical devices.  These domestic and foreign regulations govern the majority of the commercial activities we plan to perform, including the purposes for which our proposed tests can be used, the development, testing, labeling, storage and use of our proposed tests with other products and the manufacturing, advertising, promotion, sales and distribution of our proposed test for the approved purposes.  Compliance with these regulations could prove expensive and time-consuming.

Products that are used to diagnose diseases in people are considered medical devices, which are regulated in the United States by the FDA.  To obtain FDA authorization for a new medical device, a company may have to submit data relating to safety and effectiveness based upon extensive testing.  This testing, and the preparation and processing of necessary applications, are expensive and may take up to a few years to complete.  Whether a medical device requires FDA authorization and the data that must be submitted to the FDA varies depending on the nature of the medical device.

Medical devices fall into one of three classes (Class I, II, or III) in accordance with the FDA’s determination of controls necessary to ensure the safety and effectiveness of the device or diagnostic. As with most diagnostic products, we anticipate that our planned cervical cancer tests will be classified by the FDA as a Class II device. By definition, this means that there could be a potential for harm to the consumer if the device is not designed properly and/or otherwise does not meet strict standards. To market and sell a class II medical device, a company must first submit a 510(k) pre-market notification, also known as a 510(k). The 510(k) application is intended to demonstrate substantial equivalency to a Class II device already on the market. The FDA will still require that clinical studies of device safety and effectiveness be completed.

In the United States, prior to approval by the FDA, under certain conditions, companies can sell investigational or research kits to laboratories under the Clinical Laboratory Improvement Amendment (“CLIA”) of 1988. Under CLIA, companies can sell diagnostic assays or tests to "high complexity" laboratories for validation as an ASR. An ASR is the active ingredient of an "in-house" diagnostic test.

We intend to sell the Alphagenics’s DNA test and the ELISA version of our cervical cancer test to high complexity laboratories for validation as an ASR or for use by such laboratories in their own in-house diagnostic assays. Such sales would not require FDA approval, but we are aware that the FDA might deny approval under CLIA for sales of our product as an ASR.

We have not yet submitted an application for approval to the FDA or regulatory agencies in any other countries of the cervical cancer tests we are developing. It is highly likely that we will have to conduct clinical trials and other studies to generate data that the FDA and other regulatory authorities will require in support of our application.  We have not yet designed or initiated any of these trials.  We anticipate it will take a minimum of one to two years to complete the review and approval process.

In addition to any government requirements as to authorizing the marketing and sales of medical devices, there are other FDA requirements. The manufacturer must be registered with the FDA. The FDA will inspect what is being done on a routine basis to ascertain compliance with those regulations prescribing standards for medical device quality and consistency. Such standards refer to, but are not limited to, manufacturing, testing, distribution, storage, design, control and service activities. The FDA also prohibits promoting a device for unauthorized uses and routinely reviews labeling accuracy. If the FDA finds failures in compliance, it can institute a range of enforcement actions, from a public warning letter to more severe sanctions like withdrawal of approval; denial of requests for future approval; fines, injunctions and civil penalties; recall or seizure of the product; operating restrictions, partial suspension or total shutdown of production; and criminal prosecution.

The FDA's medical device reporting regulation also will require the reporting of information on deaths or serious injuries associated with the use of our tests, as well as product malfunctions that are likely to cause or contribute to death or serious injury if the malfunction were to recur.

Regardless of FDA approval status in the U.S, we will need to obtain certification of our tests from regulatory authorities in other countries prior to marketing and selling in such countries. The amount of time needed to achieve foreign approval varies from country to country, and regulatory approval by regulatory authorities of one country cannot by itself determine acceptance by another country's regulatory body. Additionally, implementation of more stringent requirements or the adoption of new requirements or policies could adversely affect our ability to sell our proposed tests in other countries in the world. We may be required to incur significant costs to comply with these laws and regulations.

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

For our proposed tests to become accepted in the medical community, we will need to convince those who use established tests that our proposed tests are more reliable for the screening of cervical cancer, either as stand-alone tests or in conjunction with the Pap and/or HPV tests.

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

Sales and Marketing

 When we have completed the development of our cervical cancer tests and received any required regulatory approval, we plan to market and sell our ELISA test to laboratories in the United States, Canada, Western Europe, Japan and other countries with established cervical cancer screening programs for use as a screening test.  Initially, we do not plan to sell our tests in these countries directly to primary healthcare providers.

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

We do not currently have a marketing or sales force or a distribution arrangement in place.  We will need to expend resources to develop our own marketing and sales force or enter into third-party distribution arrangements.

HIV and Dengue Fever Tests

In conjunction with the primary diagnostic cervical cancer blood test that we are developing, we have also acquired the exclusive worldwide rights to diagnostic devices for HIV-1, HIV-2 and dengue fever, and a proprietary diagnostic reagent, which is a key ingredient commonly used by leading manufacturers of rapid tests as a detectable label. We acquired these rights from AccuDx in 2005.

As access to antiretroviral treatment is scaled up in low income countries, there is a critical opportunity to expand access to HIV prevention. Among the interventions which play a critical role both in treatment and prevention, HIV testing and counseling stands out as paramount. An estimated 40 million people are now living with HIV/AIDS of which nearly 18 million are women (UNAIDS Report: The Global Coalition on Women and AIDS, November 2004) and 2 million are children (WHO, Regional Offices for South-East Asia: HIV/AIDS Facts and Figures). In 2004 alone, over 5 million new infections were reported. (UNAIDS Report, Regional HIV/AIDS Statistics and Features, end of 2004). Determination of the specific anti-HIV antibodies still forms the primary screening/diagnostic procedure for HIV infection.

The AccuDx AIDS test device consists of a blood sample pad containing HIV-antigen gold conjugate, a capillary membrane with three capture lines for HIV-1, HIV-2 and a control line, and a fluid absorption pad. When test strips are placed in the tube containing the test serum or plasma, the liquid migrates upwardly by capillary action. Colloidal gold conjugates of the HIV antigen react with anti-HIV-1 and anti-HIV-2 antibodies in the samples which then are captured on specific antigen lines as they migrate up the membrane and into the fluid absorption pad. The results are visual and easy to interpret. For example, a single pink line corresponding to the control is a negative, while two lines corresponding to the control and HIV-1 is an HIV-1 positive sample. The test is simple to use and performance characteristics are comparable to laboratory-based assays. We believe that extensive utilization of HIV antibody point-of-care tests should help to combat the current HIV/AIDS pandemic worldwide.

Another global illness, dengue fever, which is transmitted by mosquitoes, has had a dramatic increase in incidence in recent decades. Dengue fever, dengue haemorrhagic fever (“DHF”) and dengue shock syndrome (“DDS”) occur in over 100 countries and territories and threaten the health of more than 2.5 billion people in urban, peri-urban and rural areas of the tropics and subtropics (Dengue fever WHO Fact Sheet No. 117, April 2002). The disease is endemic in Africa, the Americas, the Eastern Mediterranean, Southeast Asia and the Western Pacific. Although the major disease burden is in Southeast Asia and the Western Pacific, rising trends are also reflected in increased reporting of dengue fever and DHF cases in the Americas. In 1998, a total of 1.2 million cases of dengue and DHF were reported to WHO including 15,000 deaths (USDA, Agricultural Research Services, Center for Medical, Agricultural and Veterinary Entomology, March 2003).

Globally, the annual number of infections is much higher than is indicated by the number of reported cases. Based on statistical modeling methods there are an estimated 51 million infections each year (USDA, Agricultural Research Ser vices, Center for Medical, Agricultural and Veterinary Entomology, March 2003).

Rapid and reliable tests for primary and secondary infections of dengue fever are essential for patient management. Primary dengue infection is associated with mild to high fever, headache, muscle pain and skin rash. Secondary infections often result in high fever and in many cases, with haemorrhagic events and circulatory failure. Secondary infections induce Immunoglobulins of type M (“IgM”) response after 20 days of infection and Immunoglobulins of G type (“IgG”) rise within 1-2 days after the onset of symptoms. A reliable and sensitive rapid test that can simultaneously detect the presence of anti-dengue IgG and IgM is of great clinical utility.

Intellectual Property

We rely on patents, licenses from third parties, trade secrets, trademarks, copyright registrations and non-disclosure agreements to establish and protect our proprietary rights in our technologies and products.

We entered into an exclusive license with Dr. Yao Xiong Hu on July 20, 2004, for certain processes that we currently include in our cervical cancer tests based on antibodies.  Some of the technology owned by Dr. Hu is covered by United States patents that have been issued, and some of the technology is covered by United States patent applications that have been filed and are pending. The agreement with Dr. Hu also covers technology included in foreign applications presently pending as PCT applications in China and India. The initial term of this license is 17 years, and it automatically renews for successive one-year periods unless voluntarily terminated by us or by Dr. Hu in the event of our insolvency.  Under the license agreement, we are required to pay Dr. Hu a minimum licensing fee of $48,000 per year, which is paid in monthly installments of $4,000. If the annual royalty exceeds $48,000, we will also be required to pay to Dr. Hu royalties on a quarterly basis ranging from 1% to 3% depending on the net sales of our product.

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

We have signed a MOU with Union Clinical Laboratory in Taiwan, the top laboratory serving the clinical diagnostics market in Taiwan in the Greater China region to validate our technologies.

For the fiscal years ended December 31, 2007  and 2006, we spent $ 33,058 ( none associated with the grant of stock options) and $ 244,189 (including $ 151,204 associated with the grant of stock options), respectively, on research and development. Our ability to conduct the research and development necessary to validate our technology will depend on our ability to raise sufficient capital going forward to adequately fund the required research and development activities.

Manufacturing

We plan to outsource the manufacturing and assembly of our planned cervical cancer and other tests to third parties.  We do not currently have arrangements in place with any such third parties.

Suppliers

We develop the processes, including proteins and other technology that we use in our proposed tests, and license certain other technology from third parties.  We believe that the reagents and other supplies we will need to manufacture our tests will be readily obtained from multiple suppliers.

Employees

As of  February 22, 2008, we had four part-time employees and retained three consultants.  Our employees consist of three executive officers and one administrative assistant.  If funding is available, during the  year ending December 31, 2008, we may add employees or consultants, including scientists and other professionals in the research and development, product development, business development, regulatory, manufacturing, marketing and clinical studies areas.

Available Information

Our electronic filings with the  SEC (including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the  SEC’s website at http://www.sec.gov.

ITEM 2 - DESCRIPTION OF PROPERTY

We currently lease office space in Los Angeles, California and Salt Lake City, Utah.  Part of our Los Angeles office space is subleased for $490 per month on a month to month basis. We believe that our existing facilities will be adequate for our current needs and that additional space will be available as needed.  The material terms of our property leases are set forth in the table below.

Location	Use	Square Feet	Rent Payments	Term	Leased From
3550 Wilshire Blvd., Ste 1700, Los Angeles CA 90010	Offices	Approximately 500 square feet	$979 per month	Month to month	Wilshire Business Center, LLC
1787 E. Ft. Union Blvd., Ste. 202, Salt Lake City, UT 84121	Offices	Approximately 700 square feet	$875 per month	April 30, 2008	Lowder Properties

ITEM 3 - LEGAL PROCEEDINGS

We are not currently a party to any litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GLIF.OB.”  The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock from January 1, 2006 through December 31, 2007, as reported by the OTC Bulletin Board.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.

Period	High	Low
First Quarter 2006	$0.042	$0.018
Second Quarter 2006	$0.027	$0.013
Third Quarter 2006	$0.103	$0.014
Fourth Quarter 2006	$0.265	$0.067
First Quarter 2007	$0.135	$0.045
Second Quarter 2007	$0.081	$0.025
Third Quarter 2007	$0.042	$0.014
Fourth Quarter 2007	$0.024	$0.016

On December 31, 2007, the last price of our common stock as reported on the OTC Bulletin Board was $0.018 per share.

As of December 31, 2007, we had approximately 135 shareholders of record.  Certain of the shares of common stock are held in “street” name and may be held by numerous beneficial owners.

We have never declared nor paid cash dividends and do not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In October 2007, the Company issued 13,783,727 shares of common stock upon the conversion of $84,908 of convertible notes.

In November 2007, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (collectively, the “Investors”) for the sale of (i) $400,000 in callable secured convertible notes (the “Notes”) and (ii) stock purchase warrants (the “Warrants”) to buy 8,000,000 shares of our common stock. As with the previous convertible notes, the Company will treat the detachable warrants and the embedded derivative in the conversion feature of the convertible note as liabilities.

In December 2007, we issued 4,000,000 shares of our common stock to Sichenzia Ross Friedman Ference LLP  in consideration for legal services provided.

All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Grant Life Sciences or executive officers of Grant Life Sciences, and transfer was restricted by Grant Life Sciences in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our  SEC filings.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options  granted to employees, directors and consultants  under its 2004 Stock Incentive Plan (the “2004 Plan”) and 2007 Stock Incentive Plan (the “2007 Plan”) as of December 31, 2007. On June 27, 2007, the Company’s board of directors approved establishment of the 2007 Plan.  Terms of the 2007 Plan are essentially equivalent to the 2004  Plan  previously approved by the Company’s shareholders, except that under the 2007 Plan, options to purchase up to 30,000,000 shares of the Company’s common stock can be granted.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation approved by Security Holders (1)	7,120,867	$0.088	1,325,000
Equity Compensation not approved by Security Holders (2) (3)	15,355,351	$0.032	14,894,649
TOTAL	22,476,218	$0.050	16,219,649

(1)	The 2004 Plan was approved by shareholders.
(2)	The 2007 Plan has not yet been approved by share holders.
(3)	Includes 250,000 warrants to purchase shares at $0.180 per share issued to a consultant for performing research services on our behalf, prior to the Merger in July 2004.

As of  February 22, 2008 ,  there were 22,476,218 compensation-related options and warrants outstanding to purchase shares of our common stock.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company is a development stage company. From inception in 1998 through  December 31, 2007, the Company has not generated significant revenues. All audit reports issued to date have included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern.

Plan of Operation

The Company is focused on developing technologies that will be useful in commercializing rapid test products that can screen women for cervical cancer or pre-cancerous conditions. The majority of cervical cancer is generally believed to be caused by different strains of the human papilloma virus (HPV). Most of the Company’s effort in prior years has centered on HPV antibody detection tests. In 2006, the Company signed a memorandum of understanding to in-license technology pertaining to HPV antigen detection tests. This memorandum of understanding evolved into a contract in November 2007. In June 2007, the Company signed another memorandum of understanding to in-license technology based on a molecular diagnostic test for HPV. This memorandum of understanding was also converted to a contractual arrangement in November 2007. Due to capital constraints, the Company has been unable to devote a significant amount of funds to research and development, in particular, over the past year.

The Company’s ability to conduct further research on the technologies described in the preceding paragraph is directly related to the Company’s ability to raise capital to fund such research. In addition to continued funding by debt and equity transactions, which has been the Company’s primary source of funding to date, the Company may investigate out-licensing of the technologies presently under its control, the feasibility of merging with a cash-flow positive operating company, and the feasibility of collaborating with other research and development companies that are better funded than the Company.

The Company does not anticipate making capital expenditures or adding employees in the foreseeable future.

Liquidity and Capital Resources

From inception in 1998 through December 31, 2007, the Company has relied on loans and equity infusions to fund its operations. The Company has never generated positive cash flows from operating activities. In the near term, and perhaps longer, the Company will continue to be dependent on its ability to raise debt and/or equity capital. There is no assurance that the Company will be able to continue to do so. Over a longer term, the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operating activities to meet its obligations on a timely basis and to obtain additional financing as may be required. Since June 2005, the Company’s primary source of funding has been  the sale of convertible notes.

As of December 31, 2007, the Company had negative working capital of $580,388, a deficiency in stockholders’ equity of $3,182,305, and notes payable in default totaling $363,125. As of February 22, 2008 the Company had minimal cash. In recent months, the Company’s cash “burn rate” has ranged from $100,000 to $150,000 per month. Absent any cash inflows from  debt or equity financing or other sources,  the Company will not be able to continue in existence through  March 2008. There can be no assurance that the Company will be successful in obtaining adequate debt or equity financing.

Results of Operations

The Company has never been profitable. Since inception through December 31, 2007, aggregate losses approximate $ 18,111,000, which includes,  since June 2005,  non-cash charges of approximately $9,295,000 related to interest expense on the Company’s convertible notes and charges arising from the change in fair value of the derivative liabilities related to the convertible notes and warrants to purchase common stock of the Company. Since inception, research related expenses have aggregated approximately $1,746,000, while general and administrative expenses (including legal and accounting costs associated with being a public company, legal expenses related to intellectual property, technology licensing fees, fees of outside consultants, employee salaries and general office expenses) have aggregated approximately $7,490,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of  December 31, 2007.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GRANT LIFE SCIENCES, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Balance Sheets as of December 31, 2007 and December 31, 2006	F-4
Statements of Operations for the Years Ended December 31, 2007 and December 31, 2006 and for the Period from July 9, 1998 (Inception) through December 31, 2007	F-5
Statements of Deficiency in Stockholders' Equity for the Period from July 9, 1998 (Inception) through December 31, 2007	F-6 - F-8
Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 and for the Period from July 9, 1998 (Inception) through December 31, 2007	F-9 - F-10
Notes to Financial Statements	F-11 - F-18

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Grant Life Sciences, Inc.:

We have audited the balance sheet of Grant Life Sciences, Inc. (the Company) as of December 31, 2007, and the related statements of operations, deficiency in stockholders’ equity and cash flows for the year then ended and for the period from July 9, 1998 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from July 9, 1998 (inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has never been profitable, has negative working capital, has a deficiency in stockholders’ equity, has negative cash flows from operating activities, and has certain debt in default. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Tanner LC
TANNER LC

Salt Lake City, Utah
March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLC ACCOUNTING FIRM

To the Board of Directors
Grant Life Sciences, Inc.
Los Angeles, California

We have audited the consolidated balance sheet of Grant Life Sciences, Inc. and subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2006, and the related consolidated statements of losses, deficiency in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Life Sciences, Inc. and subsidiary (a development stage company) as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company is in the development stage and has not established a significant source of revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Singer Lewak Greenbaum & Goldstein LLP
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 29, 2007

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31
ASSETS	2007	2006
Current assets:
Cash	$183,386	$257,992
Refunds receivable	2,550	1,338
Prepaid expenses	1,667	1,875
Deposits and other	18,140	34,375
Total current assets	205,743	295,580

Furniture and equipment, net of accumulated depreciation and impairment reserve of $21,634 and $19,922 as of December 31, 2007 and 2006, respectively	-	10,772

Patents, net of accumulated amortization and impairment reserve of $23,334 and $1,555 as of December 31, 2007 and 2006, respectively	-	21,779

Deferred financing fees, net of accumulated amortization of $99,117 and $38,542 as of December 31, 2007 and 2006, respectively	43,333	48,908

Total assets	$249,076	$377,039

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,818	$276,715
Accrued liabilities	138,252	81,122
Accrued interest payable	249,936	124,835
Notes payable in default	363,125	363,125
Total current liabilities	786,131	845,797

Long-term liabilities:
Convertible notes payable, net of discount of $953,092 and $1,201,765 as of December 31, 2007 and 2006, respectively	162,000	683,015
Derivative liability related to convertible notes	1,941,335	4,233,656
Derivative liability related to warrants	541,915	1,274,600
Total long-term liabilities	2,645,250	6,191,271

Total liabilities	3,431,381	7,037,068

Commitments and contingencies (Notes A, F and J)

Deficiency in stockholders' equity:
Preferred stock, par value $.001; authorized 20,000,000 shares; none issued and outstanding	-	-
Common stock, par value $.001; authorized 750,000,000 shares; 311,125,613 and 136,420,423 shares issued and outstanding as of December 31, 2007 and 2006, respectively	311,126	136,420
Additional paid-in capital	14,617,560	7,614,681
Deficit accumulated during the development stage	(18,110,991)	(14,411,130)
Total deficiency in stockholders' equity	(3,182,305)	(6,660,029)

Total liabilities and deficiency in stockholders' equity	$249,076	$377,039

See accompanying notes to financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the
			Period from
			July 9, 1998
			(Inception)
	For the Year		through
	Ended December 31		December 31,
	2007	2006	2007

Sales	$-	$-	$72,675
Cost of sales	-	-	62,805
Gross margin	-	-	9,870

Operating expenses:
General and administrative	1,565,736	1,184,091	7,490,168
Research and development	33,058	244,189	1,745,753
Total	1,598,794	1,428,280	9,235,921

Loss from operations	(1,598,794)	(1,428,280)	(9,226,051)

Other income (expense):
Change in fair value of derivative liability related to convertible notes and warrants	(436,760)	(1,294,293)	(5,628,696)
Interest and financing expense	(1,634,349)	(662,160)	(3,666,489)
Loss on impaired and abandoned assets	(28,258)	-	(32,048)
Gain on extinguishment of debt	-	-	510,105
Acquisition expense	-	-	(65,812)

Loss before income taxes	(3,698,161)	(3,384,733)	(18,108,991)
Provision for income taxes	1,700	200	2,000
Net loss	$(3,699,861)	$(3,384,933)	$(18,110,991)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	n/a

Weighted average shares outstanding - basic and diluted	215,155,385	132,810,185	n/a

See accompanying notes to financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2007

						Deficit	Total
						Accumulated	Deficiency
					Additional	During the	in
	Common Stock		Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Amount	Receivable	Compensation	Capital	Stage	Equity
Balance, July 9, 1998 (inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)	-	81,205	-	-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-

Issued stock for cash at $0.004 per share	1,253,000	1,253	-	-	3,747	-	5,000
Net loss	-	-	-	-	-	(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)

Payment of subscription receivable	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306

Issued stock for cash at $0.004 per share	250,600	251	-	-	749	-	1,000
Net loss	-	-	-	-	-	(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)

Issued stock for cash at $0.13 per share	689,150	689	-	-	91,811	-	92,500

Issued stock for services at $0.06 per share	1,591,310	1,591	-	-	101,659	-	103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790	-	-	248,210	-	250,000
Net loss	-	-	-	-	-	(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)

Issued stock for cash at $0.13 per share	930,800	931	-	-	119,069	-	120,000
Net loss	-	-	-	-	-	(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)

Issued stock for cash at $0.0838 per share	238,660	239	-	-	19,761	-	20,000

Issued stock for services at $0.08 per share	500,000	500	-	-	39,500	-	40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561	-	-	1,485,376	-	1,494,937

Reverse merger with Grant Ventures, Inc.	6,000,000	6,000	-	-	-	-	6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)	-	-	-	-	3,382	-	3,382
Recognition of beneficial conversion feature on issuance of note payable	-	-	-	-	200,000	-	200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720	-	-	203,165	-	205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249	-	-	45,530	-	45,779
Exercise of $0.01 warrants	2,403,000	2,403	-	-	21,627	-	24,030
Issued 250,000 warrants for services	-	-	-	-	11,000	-	11,000
Stock options issued to employees, directors, consultants	-	-	-	(1,523,966)	1,523,966	-	-
Vesting of deferred compensation	-	-	-	426,081	-	-	426,081
Net loss	-	-	-	-	-	(1,910,351)	(1,910,351)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2007

(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
					Additional	During the	in
	Common Stock		Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Amount	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share	1,395,322	1,395	-	-	127,225	-	128,620
Stock options issued to new director	-	-	-	(26,725)	26,725	-	-
Value of 250,000 warrants issued as part of bridge loan	-	-	-	-	65,540	-	65,540

Shares issued for services at $0.40 per share	500,000	500	-	-	199,500	-	200,000
Stock options granted to employee	-	-	-	(327,197)	327,197	-	-
Stock options exercised	50,000	50	-	-	8,950	-	9,000
Reclassify warrants to liability	-	-	-	-	(656,607)	-	(656,607)
Shares issued for legal services at $0.22 per share	200,000	200	-	-	43,800	-	44,000
Conversion of convertible notes payable at conversion rates ranging from $0.00423 to $0.0105 per share, including applicable derivative value	67,580,405	67,581	-	-	2,708,685	-	2,776,266
Stock options issued to interim CEO	-	-	-	(3,762)	3,762	-	-
Shares issued on exercise of warrant	250,000	250	-	-	2,500	-	2,750

Shares issued at $0.09 on exercise of warrant	267,000	267	-	-	2,403	-	2,670
Vesting of deferred compensation	-	-	-	976,987	-	-	976,987
Cancellation of stock options	-	-	-	193,275	-	-	193,275
Net loss	-	-	-	-	-	(7,644,857)	(7,644,857)
Balance, December 31, 2005	126,486,518	126,487	-	(285,307)	7,050,165	(11,026,197)	(4,134,852)

Vesting of deferred compensation	-	-	-	84,972	-	-	84,972

Reclassification of deferred compenstion	-	-	-	200,335	(200,335)	-	-
Vesting of stock options	-	-	-	-	153,577	-	153,577

Conversion of convertible notes at conversion rates ranging from $0.00633 to $0.0278 per share, including applicable derivative value	2,594,644	2,595	-	-	241,973	-	244,568
Issued stock at $0.01 per share in satisfaction of debt	5,226,534	5,226	-	-	47,039	-	52,265
Issued stock at $0.038 per share for services rendered	1,150,627	1,150	-	-	163,397	-	164,547
Issued stock on exercise of options at $0.18 per share	150,000	150	-	-	26,850	-	27,000
Repricing of warrants	-	-	-	-	17,422	-	17,422
Cashless exercise of $0.01 warrants, including applicable derivative value	812,100	812	-	-	114,593	-	115,405
Net loss	-	-	-	-	-	(3,384,933)	(3,384,933)
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 9, 1998 (Date of Inception) THROUGH
DECEMBER 31, 2007

(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
					Additional	During the	in
	Common Stock		Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Amount	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

Conversion of convertible notes payable at conversion rates ranging from $0.0096 to $0.0387 per share, including applicable derivative value	167,901,969	167,902	-	-	6,459,597	-	6,627,499
Issued stock at $0.0782 per share for services rendered	95,000	95	-	-	7,331	-	7,426
Issued stock at $0.01333 per share in settlement of liability	470,250	471	-	-	5,799	-	6,270
Issued stock at $0.0217 per share for legal services	2,075,000	2,075	-	-	42,925	-	45,000
Issued stock at $0.0100 per share for legal services	4,000,000	4,000	-	-	36,000	-	40,000
Cashless exercise of $0.01 warrants, including applicable derivative value	64,879	65	-	-	2,465	-	2,530
Exercise of warrant at $0.01 per share, including applicable derivative value	98,092	98	-	-	2,306	-	2,404
Vesting of stock options	-	-	-	-	446,456	-	446,456
Net loss	-	-	-	-	-	(3,699,861)	(3,699,861)
Balance, December 31, 2007	311,125,613	$311,126	$-	$-	$14,617,560	$(18,110,991)	$(3,182,305)

See accompanying notes to financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the
			Period from
			July 9, 1998
			(Inception)
	For the Year		through
	Ended December 31		December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(3,699,861)	$(3,384,933)	$(18,110,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,259	8,958	60,287
Change in fair value of derivative liabilities related to convertible notes and warrants	436,760	1,294,293	5,628,696
Loss on impaired and abandoned assets	28,258	-	32,048
Vesting of stock options	446,456	238,550	2,088,072
Common stock or warrants issued in settlement of expenses	98,696	121,170	684,656
Cancellation of stock options	-	-	193,275
Accreted interest on convertible notes payable	1,509,246	512,430	2,801,814
Beneficial conversion feature discount	-	-	298,507
Gain on extinguishment of debt	-	-	(510,105)
Acquisition expense	-	-	65,812
Change in working capital components:
Refunds and accounts receivable	(1,212)	71,337	(2,550)
Prepaid expenses	208	67,250	(1,667)
Deposits and other assets	16,235	(12,500)	(18,140)
Accounts payable	(241,897)	166,417	34,818
Short-term notes payable	-	(8,750)	13,125
Accrued liabilities	57,130	(115,284)	138,252
Accrued interest payable	125,101	70,464	249,936
Net cash used in operating activities	(1,219,621)	(970,598)	(6,354,155)

Cash flows from investing activities:
Purchases of furniture and equipment	(966)	(3,854)	(42,334)
Net cash used in investing activities	(966)	(3,854)	(42,334)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants or options, net	981	27,000	1,898,869
Proceeds from issuance of notes payable, net of origination fees	1,145,000	387,550	4,697,805
Repricing of warrants and other	-	17,422	(16,799)
Net cash provided by financing activities	1,145,981	431,972	6,579,875

Net increase (decrease) in cash	(74,606)	(542,480)	183,386
Cash at beginning of the period	257,992	800,472	-
Cash at end of the period	$183,386	$257,992	$183,386

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued from Preceding Page)

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2007, the Company issued 167,901,969 shares of common stock upon conversion of $1,969,686 of convertible notes payable. The value of the related derivative at the time of conversion was $4,657,813, which was credited to additional paid-in capital.

During the year ended December 31, 2007, the Company issued 64,879 shares of common stock upon the cashless exercise of a warrant. The value of the related derivative at the time of conversion was $2,530, which was credited to additional paid-in capital.

During the year ended December 31, 2006, the Company issued 2,594,644 shares of common stock upon conversion of $44,908 of convertible notes payable. The value of the related derivative at the time of conversion was $199,660, which was credited to additional paid-in capital.

During the year ended December 31, 2006, the Company issued 812,100 shares of common stock upon the cashless exercise of a warrant. The value of the related derivative at the time of conversion was $115,405, which was credited to additional paid-in capital.

See accompanying notes to financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business
On July 30, 2004, Grant Ventures, Inc., a Nevada corporation (“Grant Ventures”), acquired Impact Diagnostics, Inc., a Utah corporation organized on July 9, 1998 (“Impact Diagnostics”), through the merger of Grant Ventures’ wholly owned subsidiary, Impact Acquisition Corporation, with Impact Diagnostics. Grant Ventures was an inactive publicly registered shell corporation with no significant assets or operations. Impact Diagnostics had been organized to develop certain technologies owned by Dr. Yao Ziong Hu and was initially funded by its founders, supplemented by two additional rounds of private funding. Grant Ventures changed its name to Grant Life Sciences, Inc. in November 2004. Impact Acquisition Corporation and Impact Diagnostics were subsequently dissolved.

The Company’s purpose is to research, develop, and market diagnostic kits for detecting disease with emphasis on the detection of low-grade cervical cancer.

Development Stage Company
Since July 9, 1998 (date of inception), the Company has operated as a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Companies. The Company’s development stage activities have consisted primarily of research and developing medical diagnostic kits. These development stage activities have been funded primarily through debt and equity financing. The Company has not yet established a significant source of revenue.

Going Concern
The Company has never been profitable. As of December 31, 2007, the Company had negative working capital of $580,388, a deficiency in stockholders’ equity of $3,182,305, and notes payable in default totaling $363,125. As of February 22, 2008 the Company had minimal cash. For the year ended December 31, 2007, the Company used $1,219,621 of cash in its operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon successfully obtaining additional working capital through debt or equity financing and, eventually, achieving profitable operations. There can be no assurance of either obtaining additional funding or achieving profitable operations. No adjustments have been made to the accompanying financial statements that might result from the outcome of this uncertainty.

The Company plans to seek continued debt and/or equity funding. The Company also plans to investigate the feasibility of out-licensing the technologies controlled by the Company, the feasibility of merging with an operating company generating positive cash flow, and/or the feasibility of collaborating with other research and development companies that are better funded than the Company. There can be no assurance, however, that any of these plans will materialize.

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with credit quality institutions. At times, these deposits may be in excess of the insurance limit of the Federal Deposit Insurance Corporation.

Furniture and Equipment
Furniture and equipment are stated at cost less accumulated depreciation and an impairment reserve. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Furniture is depreciated over seven years and equipment over three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Patents
Patents are stated at cost less accumulated amortization and an impairment reserve. Amortization is computed using the straight-line method based on an estimated useful life of 15 years. When patents are retired or otherwise disposed of, the cost and related accumulated amortization are removed from the accounts and any resulting gain or loss is recognized.

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

Deferred Financing Fees
Deferred financing fees represent debt issuance costs withheld from the proceeds by the purchasers of the Company’s convertible notes payable. These fees are amortized to interest and financing expense over the lives of the related convertible notes.

Convertible Notes and Related Discount
The convertible notes give the holder the right to convert such notes to common stock at a specified discount from the market price of the Company’s common stock at the time of conversion. The size of the discount from the market price provides the holder with substantial incentive to convert the notes to common stock, such that it is expected that the notes will be converted to common stock rather than repaid. Thus, when a convertible note is issued, a note discount equivalent to the face amount of the note is established. The note discount is subsequently accreted to interest and financing expense over the lives of the related convertible notes.

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

Stock-Based Compensation and Other Stock-Based Payments
The cost of employee and board member services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award, determined by using the Black-Scholes pricing model. This cost is recognized over the period during which the award recipient is required to provide service in exchange for the award, which generally corresponds to the vesting period.

From time to time, the Company acquires services from or settles obligations to non-employees and non-directors by the issuance of common stock. In these instances, the transaction is recorded at the fair value of the underlying service or obligation, unless the fair value of the issued equity instrument is considered to be a more reliable measure of fair value.

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

The number of shares from the exercise of all stock options and warrants granted and the conversion of all convertible notes payable have been omitted from the computation of diluted net loss per common share because their inclusion would have been anti-dilutive for the years ended December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company had 171,761,177 and 63,944,174 potentially dilutive shares of common stock, respectively, not included in the computation of diluted net loss per common share because it would have decreased the net loss per common share. These options, warrants and convertible notes could be dilutive in the future.

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

New Accounting Pronouncements Applicable to the Company
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, the purpose of which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the fundamental provisions of SFAS No. 141, which it replaces, but is broader in scope than SFAS No. 141. This statement is effective for the Company beginning January 1, 2009. Earlier application is prohibited. The Company is currently assessing the potential impact that adoption of SFAS No. 141R will have on its financial statements.

NOTE C - FURNITURE AND EQUIPMENT

Furniture and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Furniture and fixtures	$7,192	$7,192
Equipment	14,442	23,502
Total cost	21,634	30,694
Accumulated depreciation	(17,904)	(19,922)
Impairment reserve	(3,730)
Net	$-	$10,772

Depreciation expense was $3,704 and $7,403 for the years ended December 31, 2007 and 2006, respectively.

Absent any reasonably predictable source of cash flows from which to recover the undepreciated cost of furniture and equipment, an impairment loss has been recorded at December 31, 2007 equal to the amount of the undepreciated cost.

NOTE D - PATENTS

Patents at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Patents, at cost	$23,334	$23,334
Accumulated amortization	(3,110)	(1,555)
Impairment reserve	(20,224)
Net	$-	$21,779

Amortization expense was $1,555 for each of the years ended December 31, 2007 and 2006..

Absent any reasonably predictable source of cash flows from which to recover the unamortized cost of patents, an impairment loss has been recorded at December 31, 2007 equal to the amount of the unamortized cost.

NOTE E - NOTES PAYABLE IN DEFAULT

Notes payable in default at December 31, 2007 and 2006 consisted of the following:

	2007	2006
6% unsecured note payable; restructured from a note initially due November 30, 2002; convertible to common stock at a conversion price of $0.84 per share; interest payable quarterly but unpaid since October 15, 2005; principal due July 15, 2007 but unpaid	$350,000	$350,000

6% unsecured note payable; interest and principal payable quarterly but unpaid since June 6, 2006	13,125	13,125
Total	$363,125	$363,125

The holders of these notes payable have not contacted the Company for payment or exercised any default rights.

NOTE F - CONVERTIBLE NOTES PAYABLE, WARRANTS AND RELATED DERIVATIVE LIABILITIES

During 2007, the Company issued 167,901,969 common shares upon the conversion of $1,969,686 of convertible notes payable in several separate transactions. The fair values of the related derivative liabilities at the dates of the respective conversions totaled $4,657,813, which amounts were credited to additional paid-in capital.

During 2006, the Company issued 2,594,644 shares of common stock upon conversion of $44,908 of convertible notes payable in several separate transactions. The fair values of the related derivative liabilities at the time of respective conversions totaled $199,660, which amounts were credited to additional paid-in capital.

During 2007 and 2006, the Company issued an additional $1,200,000 and $400,000, respectively, of convertible notes plus, in conjunction therewith, warrants to purchase 20,000,000 shares and 4,000,000 shares, respectively, of the Company’s common stock.

As of December 31, 2007, the remaining convertible notes were convertible into 116,155,417 shares of the Company’s common stock based on the then market price of the common stock. The conversion price is equivalent to the lower of (a) $0.15 per share or (b) the average of the three lowest intra-day trading prices during the 20 days preceding the conversion date multiplied by 60%.

Convertible notes outstanding at December 31, 2007 are due three years from date of issuance to the extent not converted to common stock prior to that date, are secured by substantially all of the Company’s assets, and bear interest, payable quarterly, at rates ranging from 6% to 8%. The securities purchase agreement pursuant to which the convertible notes were issued substantially limits the Company’s ability to raise capital from other sources.

The following table summarizes changes in outstanding warrants during the years ended December 31, 2007 and 2006, plus the related weighted average exercise price and the related remaining term of such warrants:

		Weighted
		Average
	Number of	Exercise
	Shares	Price	Expiration Date
Balance, January 1, 2006	10,405,010	$0.380	July 2009 to August 2010
Issued	4,000,000	$0.140	December 2013
Exercised	(812,100)	$0.010
Utilized in cashless exercise	(43,478)

Balance, December 31, 2006	13,549,432	$0.310	July 2009 to December 2013
Issued	20,000,000	$0.059	February 2014 to November 2014
Exercised	(162,971)	$0.010
Utilized in cashless exercise	(6,919)

Balance, December 31, 2007	33,379,542	$0.160	July 2009 to November 2014

Warrants outstanding at December 31, 2007 consisted of the following:

	Number of	Exercise
	Shares	Price	Expiration
Issued in conjunction with 2004 or prior financings	461,104	$0.18	July 2009
Issued in conjunction with 2004 or prior financings	976,132	$0.01	July 2009
Issued for research services	250,000	$0.18	October 2009
Issued in conjunction with convertible notes payable
June 2005	2,692,307	$0.45	June 2010
August 2005	4,999,999	$0.45	August 2010
December 2006	4,000,000	$0.14	December 2013
February 2007	1,000,000	$0.14	February 2014
March 2007	1,000,000	$0.14	March 2014
June 2007	10,000,000	$0.05	June 2014
November 2007	8,000,000	$0.05	November 2014
Total	33,379,542

The derivative liabilities related to the Company’s outstanding convertible notes and warrants were valued as of December 31, 2007 and 2006 using the Black-Scholes pricing model, the market price of the Company’s common stock as of each year end, the remaining life of each convertible note or warrant at each year end, the conversion or exercise price of each instrument at each year end, and the following assumptions:

	2007	2006
Expected stock price volatility (varies depending on remaining life of instrument)	197% - 220%	196% - 222%
Expected dividend payout	0.0%	0.0%
Risk free interest rate	2.8%	4.7%

NOTE G - STOCK OPTIONS

On June 27, 2007, the Company’s board of directors approved establishment of the 2007 Stock Incentive Plan (“the 2007 Plan”) under which options to purchase 30,000,000 shares of the Company’s common stock may be granted. Terms of the 2007 Plan are essentially equivalent to the 2004 Stock Incentive Plan (“the 2004 Plan”) previously approved by the Company’s stockholders. After consideration of the grants described in the following paragraph and subsequent forfeitures, options to purchase an aggregate of 1,325,000 and 14,894,648 shares of the Company’s common stock may be granted, as of December 31, 2007, under the 2004 Plan and 2007 Plan, respectively.

On June 27, 2007, the Company granted directors, officers, employees and a consultant options to purchase an aggregate of 19,080,266 shares of the Company’s common stock. The exercise price of those options is $0.03 per share, which was the closing price of the Company’s common stock on the grant date. The options vest over a period of up to two years; however, vesting is accelerated, subject to certain restrictions, in the event of a merger, the acquisition of the Company by another entity or other similar transaction. The options have a contractual life of ten years.

On May 23, 2006, the Company granted an officer, who is also a director, options to purchase 600,000 shares of the Company’s common stock. The exercise price on 500,000 of those options is $0.05 per share, while the exercise price on the remaining 100,000 shares is $0.018 per share, which was the closing price of the Company’s common stock on the grant date. The options vest over a period of two years; however, vesting is accelerated, subject to certain restrictions, in the event of a merger, the acquisition of the Company by another entity or other similar transaction. The options have a contractual life of ten years.

The fair value of the stock options issued, as described in the two preceding paragraphs, was determined using the Black-Scholes pricing model, the market price of the Company’s stock as of each respective grant date, the exercise price of each option grant, and the following assumptions:

	2007	2006
Expected term (management's estimate, absent any meaningful history)	5 years	3 years
Expected stock price volatility	201%	201%
Expected dividend payout	0.0%	0.0%
Risk free interest rate	4.5%	4.9%

The Company recorded $446,456 of compensation expense related to these option grants plus previously issued option grants existing as of December 31, 2006, for the year ended December 31, 2007. Stock option compensation expense for the year ended December 31, 2006 was $238,550.

The following table summarizes changes in outstanding stock options during the years ended December 31, 2007 and 2006, the related weighted average exercise price, and the related weighted average grant date fair value:

	Total Options			Vested Options			Unvested Options
		Weighted Average			Weighted Average			Weighted Average
			Grant			Grant			Grant
			Date			Date			Date
	Number of	Exercise	Fair	Number of	Exercise	Fair	Number of	Exercise	Fair
	Shares	Price	Value	Shares	Price	Value	Shares	Price	Value
As of January 1, 2006	4,170,952	$0.180	$0.334	3,187,618	$0.180	$0.232	983,334	$0.180	$0.662
Grants	600,000	$0.045	$0.012	33,333	$0.018	$0.015	566,667	$0.046	$0.012
Exercised	(150,000)	$0.180	$0.125	(150,000)	$0.180	$0.125
Vesting				966,667	$0.135	$0.382	(966,667)	$0.135	$0.382

As of December 31, 2006	4,620,952	$0.162	$0.299	4,037,618	$0.167	$0.270	583,334	$0.132	$0.494
Grants	19,080,266	$0.030	$0.029	8,300,006	$0.030	$0.029	10,780,260	$0.030	$0.029
Forfeitures	(1,475,000)	$0.165	$0.520	(1,116,666)	$0.173	$0.478	(358,334)	$0.138	$0.654
Vesting				291,666	$0.106	$0.193	(291,666)	$0.106	$0.193

As of December 31, 2007	22,226,218	$0.049	$0.053	11,512,624	$0.066	$0.075	10,713,594	$0.030	$0.029

The total grant date fair value of shares vested during 2007 and 2006 was $296,941 and $369,178, respectively.

Unrecognized compensation expense applicable to unvested options as of December 31, 2007 was $120,324, substantially all of which will be amortized to expense during the first two quarters of 2008.

Stock options outstanding at December 31, 2007, by exercise price, consisted of the following:

Exercise	Number of Shares		Weighted Average Remaining
Price	Total	Vested	Contractual Term
$ 0.018	100,000	66,666	8.4 years
$ 0.030	18,930,266	8,250,006	9.5 years
$ 0.050	500,000	500,000	8.4 years
$ 0.180	2,695,952	2,695,952	6.6 years
	22,226,218	11,512,624

Based on the December 31, 2007 closing price of the Company’s stock, the foregoing stock options have no intrinsic value.

NOTE H - INCOME TAXES

The provision for income taxes for the years ended December 31, 2007 and 2006 consisted of the minimum franchise tax due under the laws of the states where the Company has nexus.

For income tax reporting purposes, the Company’s net operating loss carryforwards approximate $13,200,000 and unused federal tax credits approximate $90,000, which begin expiring in 2019, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation. As a result, there can be no assurance that some or all of the Company’s net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

Deferred income tax assets (all of which are non-current) as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Net operating loss carryforwards	$5,022,007	$2,729,867
Unrealized losses on derivatives	946,739	2,024,855
Stock option compensation	400,950	556,231
Research and development tax credit	90,000	80,342
Other	42	57,455
Total	6,459,738	5,448,750
Valuation reserve	(6,459,738)	(5,448,750)
Net deferred income tax assets	$-	$-

The Company has established a valuation allowance to fully reserve against all of its net deferred income tax assets, as management has determined that it is more likely than not that those assets will not be realized based on the Company’s operating history. As a result, there are no net deferred income tax assets presented in the Company’s balance sheets.

The tax rate used by the Company differed from the federal statutory rate for 2007 and 2006 due to the following items:

	2007	2006
Federal statutory rate	34.0%	34.0%
State taxes, net of federal tax benefit	4.1%	3.3%
Adjustment for cancelled stock options	-8.5%	0.0%
Research and development tax credit	-0.3%	0.8%
Other	-2.0%	-1.3%
Total	27.3%	36.8%
Change in valuation reserve	-27.3%	-36.8%
Net	0.0%	0.0%

NOTE I - RELATED PARTY TRANSACTIONS

The son of the Company’s chairman of the board served as a business development consultant to the Company throughout 2007 and 2006, for which he was paid a fee of $5,000 per month. The fee for December 2007 was unpaid at December 31, 2007.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases office space using month-to-month or other short-term arrangements. Rent expense was $15,648 and $25,409 for the years ended December 31, 2007 and 2006, respectively.

The Company is party to four in-licensed technology agreements which require royalty payments ranging from 1% to 3% of net sales should the Company be successful in commercializing the respective technologies. One of these agreements requires a monthly minimum payment of $4,000 ($48,000 annually) through June 2022. Each of these agreements may be terminated on 90 days notice.

NOTE K - SUBSEQUENT EVENTS

During January 2008, accrued interest on convertible notes as of December 31, 2007, in the amount of $199,501, was exchanged for additional convertible notes with a principal balance of equal amount.

Subsequent to December 31, 2007 and through February 22, 2008, the Company issued 1,750,000 shares of common stock upon the conversion of $17,125 of convertible notes.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On January 24, 2005, the Audit Committee of Grant Life Sciences, Inc. engaged Russell Bedford Stefanou Mirchandani LLP (“RBSM”) as our independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2004. Prior to engaging RBSM, neither the Company, nor anyone on our behalf, consulted with RBSM regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters.

On January 24, 2006, Grant Life Sciences, Inc. dismissed RBSM as our independent registered public accounting firm. Effective January 24, 2006, we engaged Singer, Lewak, Greenbaum & Goldstein LLP (“SLGG”) as our new independent registered public accounting firm. Our board of directors approved the dismissal of RBSM and the appointment of SLGG as our new independent registered public accounting firm.

From the date of RBSM's appointment through the date of  its dismissal on January 24, 2006, there were no disagreements between the Company  and RBSM on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RBSM would have caused RBSM to make reference to the matter in its reports on our financial statements.. The report on the financial statements prepared by RBSM for the year ended December 31, 2004 contained a paragraph with respect to there being substantial doubt about our ability to continue as a going concern.

Prior to engaging SLGG, we did not consult SLGG regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to the Company  nor oral advice was provided that SLGG concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of disagreement, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging SLGG, SLGG did not provide  the Company with either written or oral advice that was an important factor considered by  the Company in reaching a decision to change our independent registered public accounting firm from RBSM to SLGG.

On April 17, 2007, Grant Life Sciences, Inc. dismissed SLGG as its independent registered public accounting firm. Effective April 17, 2007, we engaged Tanner LC as our new independent registered public accounting firm. Our board of directors has approved the dismissal of SLGG and the appointment of Tanner LC as our new independent registered public accounting firm.

From the date of SLGG's appointment through the date of  its dismissal on April 17, 2007, there were no disagreements between the Company  and SLGG on any matter listed under Item 304 Section (a)(1)(iv) A to E of Regulation S-B, including accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of SLGG would have caused SLGG to make reference to the matter in its reports on our financial statements. The report prepared by SLGG on the Company’s financial statements for the years ended December 31, 2006 and 2005, contained neither an adverse opinion nor a disclaimer of opinion; however, such report contained  an explanatory paragraph  setting forth that there was substantial doubt as to our ability to continue as a going concern and an explanatory paragraph regarding the restatement of the financial statements.

Prior to engaging Tanner LC, we did not consult Tanner LC regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to  the Company nor oral advice was provided by Tanner LC that was an important factor considered by  the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of disagreement, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Prior to engaging Tanner LC, Tanner LC did not provide  the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to change our independent registered public accounting firm from SLGG to Tanner LC.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, because of the Company’s limited resources and limited number of employees, our management concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9  - DIRECTORS, EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT

Set forth below is certain information regarding our directors and executive officers.  Our Board of Directors is comprised of four directors.  There are no family relationships between any of our directors or executive officers. Each of our directors is elected to serve until  the next annual meeting of our shareholders and until his successor is elected and qualified or until such director’s earlier death, removal or termination.

Director and Officer Information

Name	Age	Position
Stan Yakatan	65	Chairman of the Board of Directors
Dr. Hun-Chi Lin	54	President, Chief Scientific Officer, Director
Doyle Judd	63	Chief Financial Officer
Michael Ahlin	59	Vice President and Director
Jack Levine	57	Director, Chairman of Audit Committee

Stan Yakatan.  Mr. Yakatan has been the Chairman of the Board of Directors since July 2004, and was the Chief Executive Officer from July 2004 until August 2005. From September 1984 to the present, Mr. Yakatan has been the Chairman, President and Chief Executive Officer of Katan Associates, a life sciences advisory business.  From 2000 to 2005, Mr. Yakatan was also a director of Lifepoint, Inc., a manufacturer of drug and alcohol testing systems, and is a strategic advisor to the state government of Victoria, Australia.  Between 1968 and 1989, Mr. Yakatan held various senior executive positions with New England Nuclear Corporation (a division of E.I. DuPont), ICN Pharmaceuticals, Inc., New Brunswick Scientific Co., Inc. and Biosearch.

Dr. Hun-Chi Lin. Dr. Lin has been the President, Chief Scientific Officer, and a Director since October 2005. Since 2003, Dr. Hun-Chi Lin has been co-founder and President of XepMed, Inc., which develops medical devices used for separating blood components and treating infectious diseases. From 1999 to present, Dr. Lin has been co-founder and President of BioMedical Research Laboratories, Inc., which developed a Web-based healthcare partner-connectivity system to be used by individual health maintenance organizations, individuals, and in clinical trials. From 1996 to 1999, Dr. Lin was Director of Clinical Trials at Specialty Laboratories, where he built and managed a clinical trials division that had the broadest esoteric-testing capabilities in the contract research organization industry.

Doyle Judd. Mr. Judd has been Chief Financial Officer since April 2007. Mr. Judd has been a member of Tatum LLC, a national CFO services firm, since April 2006 and serves other Tatum clients concurrent with his service to the Company. Prior to his engagement by the Company, Mr. Judd served other Tatum clients in a variety of industries. From May 2004 through March 2006, Mr. Judd was Chief Financial Officer of The LoveSac Corporation, an operator and franchisor of specialty retail stores, which filed for bankruptcy protection in January 2006. From July 1994 through June 2003, Mr. Judd was Chief Financial Officer of Slaymaker Group, Inc., which operated causal theme restaurants in six intermountain states.

Michael Ahlin.  Mr. Ahlin was one of the original founders of Impact Diagnostics, the predecessor company of Grant Life Sciences.  From July 1998 to May 2004, Mr. Ahlin was the Chairman of the Board, President and Chief Executive Officer of Impact Diagnostics. Since May 2004, Mr. Ahlin has retained the positions of Vice President and Director. Mr. Ahlin has been President of WetCor, Inc., a land development company, since 1983.

Jack Levine.  Mr. Levine has been a Director since July 2004.  Since 1984, Mr. Levine has been the President of Jack Levine, PA, a certified public accounting firm.  In addition, since July 2003, Mr. Levine has served as a Director of RealCast Corporation, an internet streaming company.  From 1999 until October 2007, Mr. Levine served as a Director and Chairman of the Audit Committee of PharmaNet Development Group, Inc. (formerly, SFBC International Inc.), a global drug development company.  He also served as Chairman of the Board of Directors of this company from January 2006 until October 2007. Mr. Levine served as a Director, Chairman of the Audit and Asset Liability Committees, and a member of the Executive Committee of Beach Bank from May 2000 until December 2006, and as a Director and Chairman of the Audit Committee of The Prairie Fund, a mutual fund, from August 2000 until December 2006. Mr. Levine is a certified public accountant currently licensed by the State of Florida. He also is a member of the National Association of Corporate Directors, Washington, D.C., and a member of the Association of Audit Committee Members, Inc.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the C ompany’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.

Based solely on the reports received by the C ompany and on written representations from certain reporting persons, we are not aware of any Section 16(a) filings made by any directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock during the fiscal year ended December 31, 2007.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and other executive officers during  the years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal P osition	Year	Salary ($)	Option Awards ($)	Total ($)

Stan Yakatan, Chairman and Former Chief Executive Officer (1)	2007	30,000	74,883	104,883
	2006	18,000	-	18,000
Michael Ahlin, Vice President and Director (2)	2007	30,000	59,805	89,805
	2006	40,000	-	40,000
Dr Hun-Chi Lin, President, Chief Scientific Officer and Director (3)	2007	90,000	105,482	195,482
	2006	60,000	5,868	65,868
Donald Rutherford Former Chief Financial Officer (4)	2007	29,607	59,736	89,343
	2006	116,625	60,892	177,517
Doyle Judd Chief Financial Officer (5)	2007	90,050	61,111	151,161
	2006	-	-	-

(1) Mr. Yakatan resigned from the position of Chief Executive Officer in August 2005, after which he was paid $1,500 per month as Chairman of the Board of Directors. In 2007, this compensation was increased to $2,500 per month. Mr. Yakatan does not have an employment contract with the Company. In 2007, Mr. Yakatan was granted 3,359,531 share options, of which approximately 40% vested immediately, 40% vest in 2008, and 20% vest in 2009.

(2) Mr. Ahlin has  an employment contract with the C ompany which initially set his monthly salary at $12,000. The employment contract can be terminated by the Company at any time. During 2005, the pay rate was reduced to $5,000 per month and, during 2006, to $2,500 per month. In 2007, Mr. Ahlin was granted 3,000,000 share options, of which one-third vested immediately, one-third vest in 2008 and one-third vest in 2009.

(3) Dr. Lin joined the Company as President, Chief Scientific Officer and Director in October 2005 with a monthly salary of $5,000. He was also entitled to 500,000 share options with an exercise price of $0.05 per share, one-third vesting effective the date of hiring and the remaining two-thirds vesting quarterly over 2 years. On May 23, 2006, Dr. Lin received additional compensation in the form of 100,000 share options, vesting one-third on the grant date, one-third on the first anniversary of the grant date and one-third on the second anniversary of the grant date. In 2007, Dr. Lin’s compensation was increased to $7,500 per month and he was granted 3,961,204 share options, of which approximately 57% vested immediately, 31% vest in 2008, and 12% vest in 2009.

(4) Mr. Rutherford joined the Company as Chief Financial Officer on April 1, 2005 at an annual salary of $104,167 for work on a part-time basis. Mr. Rutherford was granted 750,000 share options , one-third vesting immediately and the remainder on a monthly basis over two years. In 2007, Mr. Rutherford was granted 2,500,000 share options, of which one-third vested immediately, one-third vests in 2008, and one-third vests in 2009.  He was replaced by Doyle Judd, who joined the Company as Chief Financial Officer on April 9, 2007.

(5) Mr. Judd joined the Company as Chief Financial Officer on April 9, 2007 at an annual salary of $99,000 for work on a half-time basis.  Mr. Judd was granted 2,500,000 share options, 56% of which vested immediately with the remainder vesting in 2008.

For the year ended December 31, 2007, we did not have any benefit plans, except the 2004 Stock Incentive Plan which was approved on September 30, 2004 by a majority of the shareholders (the “2004 Plan”) and the 2007 Stock Incentive Plan which was adopted by the Board of Directors on June 27, 2007 (the “2007 Plan”).

The following table sets forth information concerning individual grants of stock options to the Company’s named executive officers outstanding as of December 31, 2007  under the Company’s 2004 Plan and 2007 Plan.

Outstanding Equity Awards at Fiscal Year End

	Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stan Yakatan, Chairman	7/6/04	1,720,952	-		-	$0.180	7/6/14	-	-	-	-
	6/27/07	1,333,335	2,026,196		-	$0.030	6/27/17	-	-	-	-

Michael Ahlin, Vice President, Director	6/27/07	1,000,000	2,000,000		-	$0.030	6/27/17	-	-	-	-

Dr. Hun-Chi Lin, President, Director	5/23/06	500,000	-		-	$0.050	5/23/16	-	-	-	-
	5/23/06	66,666	33,334	(2)	-	$0.018	5/23/16	-	-	-	-
	6/27/07	2,266,668	1,694,538		-	$0.030	6/27/17	-	-	-	-

Don Rutherford, Former CFO	4/1/05	750,000	-		-	$0.180	4/1/15	-	-	-	-
	6/27/07	833,334	1,666,666		-	$0.030	6/27/17	-	-	-	-

Doyle Judd, CFO	6/27/07	1,400,000	1,100,000		-	$0.030	6/27/17	-	-	-	-

(1) Vesting schedule by individual for 2007 share option grants is included in footnotes to Summary Compensation Table above.
(2) Shares vest on May 23, 2008.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We have the following employment contracts with the named executive officers:

Dr. Hun-Chi Lin has an employment agreement with the Company.  Pursuant to this employment agreement, Dr. Lin  was paid an annual salary of $60,000 through 2006 (increased to $90,000 effective January 1, 2007) for approximately 50% of his time and the Board of Directors of the Company has the discretion to grant an annual bonus.  Dr. Lin has been granted 500,000 share options at $0.05 per share vesting quarterly over 2 years from date of hiring. On June 27, 2007, he was granted 3,961,204 share options, of which approximately 57% vested immediately, 31% vest in 2008, and 12% vest in 2009. Dr. Lin is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Dr. Lin may terminate the agreement at any time upon 30 days written notice.

Doyle Judd has an employment agreement with the Company.  Pursuant to this employment agreement Mr. Judd is  paid an annual salary of $99,000 for approximately 20 hours per week, depending on the needs of the Company.  Mr. Judd was granted 2,500,000 share options on June 27, 2007 at an exercise price per share equal to the closing price of the common stock on the date the options were granted, of which 1,400,000 options vested immediately with the remainder vesting in 2008.  Mr. Judd is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company and all other benefit plans or programs as may be specified by the Board of Directors of the Company. The employment agreement provides that either we or Mr. Judd may terminate the agreement upon 30 days written notice.

Michael Ahlin has an employment agreement with the Company. Under the terms of the agreement he  was to receive as compensation a monthly salary of $12,000. In 2006, Mr. Ahlin agreed to reduce his monthly salary to $2,500. The Board of Directors has the discretion to grant an annual bonus to Mr. Ahlin. Mr. Ahlin was granted 3,000,000 share options on June 27, 2007, of which one-third vested immediately, one-third vest in 2008 and one-third vest in 2009.  Mr. Ahlin is entitled to participate in all employee benefit plans or programs that are available to management employees of the Company. The Company currently has no benefit plans. The employment agreement provides that either we or Mr. Ahlin may terminate the agreement at any time.

Compensation of Directors

We pay our directors compensation in the form of options to purchase shares for each year that they serve as directors.  These options have an exercise price equal to the market value at the time they are granted.  One third of the options become exercisable on the grant date, plus one-third on each of the first and second anniversaries of the date of their grant.  The compensation of all directors other than Stan Yakatan and Jack Levine has been reflected in the Summary Compensation Table above.

Mr. Yakatan became a non-employee director after his resignation as CEO in 2005 and is paid a fee of $1,500 per month for his services as Chairman of the board of directors. In 2007, this compensation  was increased to $2,500 per month. In 2007, Mr. Yakatan was granted 3,359,531 share options, of which approximately 40% vested immediately, 40% vest in 2008, and 20% vest in 2009. The amount of stock option expense recognized in the 2007 and 2006 financial statements with respect to stock options previously granted to Mr. Yakatan was $74,883 and $0, respectively.

In 2007, Mr. Levine was granted 3,359,531 share options, of which approximately 40% vested immediately, 40% vest in 2008, and 20% vest in 2009. The amount of stock option expense recognized in the 2007 and 2006 financial statements with respect to stock options previously granted to Mr. Levine totaled $75,429 and $3,784, respectively.

ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of February 22, 2008.  The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our current directors and executive officers and (iii) all of our directors and executive officers as a group. .

The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by the persons listed or contained in filings made by them with the Commission.  Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Director/Officer	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Stan Yakatan 245 33rd Street Hermosa Beach, CA 90254	Chairman of the Board of Directors	3,970,953	(2)	1.19%

Jack Levine 16855 N.E. 2nd Avenue, Suite 303 N. Miami Beach, FL 33162	Director	3,535,806	(3)	1.13

Dr. Hun-Chi Lin 17th Floor 3550 Wilshire Blvd. Los Angeles, CA 90010	President, Chief Scientific Officer and Director	3,966,667	(4)	1.27

Michael Ahlin 1787 E. Fort Union Blvd., Suite 202 Salt Lake City, UT 84121	Vice President and Director	5,227,164	(5)	1.67

Doyle Judd 1787 E. Fort Union Blvd., Suite 202 Salt Lake City, UT 84121	Chief Financial Officer	2,200,000	(6)	0.70

All directors and officers as a group		18,650,590	(7)	5.96%

(1) Applicable percentage ownership is based on 31 2,87 5,613 shares of common stock outstanding as of  February 22, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of  February 22, 2008 for each  shareholder. Beneficial ownership is determined in accordance with the rules of the  SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 22, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Represents options to purchase 3,720,953 shares of our common stock beneficially owned by Mr. Yakatan exercisable within 60 days. Does not include options to purchase 1,359,530 shares of our common stock that are not exercisable within 60 days.
(3) Includes options to purchase 2,175,001 shares of our common stock beneficially owned by Mr. Levine that are exercisable within 60 days. Does not include options to purchase 1,359,530 shares of our common stock that are not exercisable within 60 days.
(4) Represents options to purchase 3,966,667 shares of our common stock beneficially owned by Mr. Lin that are exercisable within 60 days. Does not include options to purchase 561,203 shares of our common stock that are not exercisable within 60 days.
(5) Includes options to purchase 1,500,000 shares of our common stock beneficially owned by Mr. Ahlin that are exercisable within 60 days. Does not include options to purchase 1,500,000 shares of our common stock that are not exercisable within 60 days.
(6) Represents options to purchase 2 ,2 00,000 shares of our common stock beneficially owned by Mr. Judd that are exercisable within 60 days. Does not include options to purchase  3 00,000 shares of our common stock not exercisable within 60 days. Mr. Judd replaced Don Rutherford as Chief Financial Officer in April 2007. Mr. Rutherford maintains ownership of options to  purchase 2,416,667 shares of our common stock that are exercisable within 60 days. Such ownership does not include options to purchase 833,333 shares of our common stock that are not exercisable within 60 days.
(7) Includes options to purchase 12,762,621 shares of our common stock exercisable within 60 days. Does not include options to purchase  5,880,263 shares of our common stock that are not exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there have been no material transactions during the past two years between us and any officer, director or any share holder owning greater than 5% of the Company’s outstanding shares, or any of their immediate family members.

Seth Yakatan has been contracted as a consultant to the Company in the business development area since November 1, 2004, at a fee of $5,000  per month. Mr. Yakatan is the son of Stan Yakatan, the chairman of the board of directors.

In October 2007, Mr. Ahlin advanced $7,000 to the Company. He was repaid in full, without interest, in December 2007.

We believe that these transactions were on terms as favorable as could have been obtained from unaffiliated third parties. Any future transactions we enter into with our directors, executive officers and other affiliated persons will be on terms no less favorable to us than can be obtained from an unaffiliated party and will be approved by a majority of the independent, disinterested members of our board of directors, who have access, at our expense, to independent legal counsel.

ITEM 13. EXHIBITS

Exhibits:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 6, 2004, by and among Grant Ventures, Inc., Impact Acquisition Corporation and Impact Diagnostics, Inc. (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).

3.1	Articles of Incorporation of North Ridge Corporation, filed with the Secretary of State of Nevada on January 31, 2000 (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).
3.2
Certificate of Amendment to Articles of Incorporation of North Ridge Corporation, changing its name to Grant Ventures, Inc. and changing its authorized capital to 50,000,000 shares, par value $0.001 per share, filed with the Secretary of State of Nevada on May 30, 2001 (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).

3.3	Form of Amended and Restated Articles of Incorporation of Grant Ventures, Inc. (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).
3.4
Articles of Merger for the merger of Impact Diagnostics, Inc. (Utah) and Impact Acquisitions Corporation (Utah), filed with the Secretary of State of Utah on July 30, 2004 (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).

3.5	Bylaws of Grant Life Sciences, Inc. (incorporated by reference to Form SB-2/A filed with the SEC on January 25, 2005).
10.1	2004 Stock Incentive Plan of Grant Ventures, Inc. (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).
10.4	2007 Stock Incentive Plan of Grant Life Sciences, Inc.
10.5
Securities Purchase Agreement dated February 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).

10.6	Form of Callable Secured Convertible Note dated February 7, 2007 (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).
10.7	Form of Stock Purchase Warrant dated February 7, 2007 (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).
10.8
Registration Rights Agreement dated February 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).

10.9
Security Agreement dated February 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).

10.10
Intellectual Property Security Agreement dated February 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K/A filed with SEC on February 13, 2007).

10.11
Securities Purchase Agreement dated March 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).

10.12	Form of Callable Secured Convertible Note dated March 7, 2007 (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).
10.13	Form of Stock Purchase Warrant dated March 7, 2007 (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).
10.14
Registration Rights Agreement dated March 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).

10.15
Security Agreement dated March 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).

10.16
Intellectual Property Security Agreement dated March 7, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on March 13, 2007).

10.17	Employment Agreement dated April 9, 2007 between Doyle Judd and Grant Life Sciences, Inc.
10.18
Securities Purchase Agreement dated June 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).

10.19	Form of Callable Secured Convertible Note dated June 15, 2007 (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).
10.20	Form of Stock Purchase Warrant dated June 15, 2007 (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).
10.21
Registration Rights Agreement dated June 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).

10.22
Security Agreement dated June 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).

10.23
Intellectual Property Security Agreement dated June 15, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on June 22, 2007).

10.24	Exclusive License Purchase Agreement, dated November 6, 2007 by and among the Company and Mr. Sveshnikov and Mr. Kiselev (incorporated by reference to Form 8-K filed with SEC on November 16, 2007).
10.25
Exclusive License Purchase Agreement, dated November 10, 2007 by and among the Company and Alphagenics Diaco Biotechnologies S.r.l. (incorporated by reference to Form 8-K filed with SEC on November 16, 2007).

10.26
Securities Purchase Agreement dated November 27, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).

10.27	Form of Callable Secured Convertible Note dated November 27, 2007 (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).
10.28	Form of Stock Purchase Warrant dated November 27, 2007 (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).
10.29
Registration Rights Agreement dated November 27, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).

10.30
Security Agreement dated November 27, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).

10.31
Intellectual Property Security Agreement dated November 27, 2007 by and among the Company and New Millennium Capital Partners II, LLC, AJW Master Fund, Ltd. and AJW Partners, LLC (incorporated by reference to Form 8-K filed with SEC on November 30, 2007).

16.1	Letter from Singer Lewak Greenbaum & Goldstein LLP, dated April 30, 2007 (incorporated by reference to Form 8-K filed with SEC on April 30, 2007).
21.1	Subsidiaries of Grant Life Sciences, Inc. (incorporated by reference to Form SB-2 filed with the SEC on September 30, 2004).
23.1	Consent of Singer, Lewak, Greenbaum & Goldstein LLP.
31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.
32.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.
32.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees incurred by the Company’s  independent registered public accounting firms for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and December 31, 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during  those fiscal years, and for services in connection with the Company’s various statutory and regulatory filings were approximately $142,000 (Tanner LC) and  $183,600 (SLGG), respectively.

Tax Fees. The aggregate fees incurred by the Company’s independent registered public accounting firms were $7,000 (Tanner LC) and  $5,000 (SLGG), respectively, for tax compliance or tax consulting services during the  years ended December 31, 2007 and December 31, 2006, respectively.

All Other Fees. The Company did not incur any other fees from its independent registered public accounting firms  for services rendered to the Company.

The charter of the Company’s Audit Committee, which was established by the Board of Directors in July 2004, includes a written policy regarding the pre-approval of audit and permitted non-audit services to be performed by  the Company’s independent registered public accounting firm . All services provided by Tanner LC, both audit and non-audit, must be pre-approved by the Audit Committee. The Audit Committee’s charter specifies that the Committee is directly responsible for the appointment, compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing its audit report or any related work. The charter specifies that the Committee meet at least quarterly with the independent auditor in separate executive sessions. All services provided by our principal accountant since July 2004 have been pre-authorized by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

By:	/s/ Hun-Chi Lin
Hun-Chi Lin
President and Director (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Stan Yakatan	Chairman of the Board of Directors	March 6, 2008
Stan Yakatan

/s/ Hun-Chi Lin	President and Director (principal executive officer)	March 6, 2008
Hun-Chi Lin
/s/ Doyle Judd	Chief Financial Officer (principal financial and accounting officer)	March 6, 2008
Doyle Judd
/s/ Michael Ahlin	Vice President and Director	March 6, 2008
Michael Ahlin
/s/ Jack Levine	Director	March 6, 2008
Jack Levine