Form 10-Q
period 2008-03-31
Grant Life Sciences, Inc.
filed 2008-05-20
CIK 1210336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  As of May 15, 2008, there were 374,717,332 shares of Common Stock, par value $0.001 per share, issued and outstanding.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
FORM 10-Q
INDEX

PART I FINANCIAL INFORMATION

Item 1	Condensed Financial Statements (unaudited)

	Condensed Balance Sheets – As of March 31, 2008 and December 31, 2007	3

	Condensed Statements of Operations – For the three months ended March 31, 2008 and 2007, and for the period from July 9, 1998 (date of inception) through March 31, 2008	4

	Condensed Statements of Deficiency in Stockholders’ Equity – For the period from July 9, 1998 (date of inception) through March 31, 2008	5-7

	Condensed Statements of Cash Flows – For the three months ended March 31, 2008 and 2007, and for the period from July 9, 1998 (date of inception) through March 31, 2008	8-9

	Notes to Condensed Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	14

Item 3	Qualitative and Qualitative Disclosures about Market Risk	15

Item 4T	Controls and Procedures	15

PART II OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

Signatures		18

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash	$2,673	$183,386
Refunds receivable	470	2,550
Prepaid expenses	31,245	1,667
Deposits and other	7,140	18,140
Total current assets	41,528	205,743

Deferred financing fees, net of accumulated amortization of $113,388 and $99,117 as of March 31, 2008 and December 31, 2007, respectively	29,062	43,333
Total assets	$70,590	$249,076

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,769	$34,818
Accrued liabilities	181,843	138,252
Advances from officers/directors	4,104	-
Accrued interest payable	70,789	249,936
Notes payable in default	363,125	363,125
Total current liabilities	709,630	786,131

Long-term liabilities:
Convertible notes payable, net of discount of $802,456 and $953,092 as of March 31, 2008 and December 31, 2007, respectively	218,036	162,000
Derivative liability related to convertible notes	6,432,020	1,941,335
Derivative liability related to warrants	309,577	541,915
Total long-term liabilities	6,959,633	2,645,250

Total liabilities	7,669,263	3,431,381

Contingencies (Note A)

Deficiency in stockholders' equity:
Preferred stock, par value $.001; authorized 20,000,000 shares; none issued and outstanding	-	-
Common stock, par value $.001; authorized 750,000,000 shares; 357,078,332 and 311,125,613 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	357,078	311,126
Additional paid-in capital	15,287,878	14,617,560
Deficit accumulated during the development stage	(23,243,629)	(18,110,991)
Total deficiency in stockholders' equity	(7,598,673)	(3,182,305)
Total liabilities and deficiency in stockholders' equity	$70,590	$249,076

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the
			Period from
			July 9, 1998
			(Date of
			Inception)
	For the Three Months		through
	Ended March 31		March 31,
	2008	2007	2008
Sales	$-	$-	$72,675
Cost of sales	-	-	62,805
Gross margin	-	-	9,870

Operating expenses:
General and administrative	315,196	321,100	7,805,365
Research and development	4,500	12,058	1,750,253
Total	319,696	333,158	9,555,618

Loss from operations	(319,696)	(333,158)	(9,545,748)

Other income (expense):
Change in fair value of derivative liability related to convertible notes and warrants	(4,413,657)	(87,368)	(10,042,353)
Interest expense and financing costs	(399,185)	(501,028)	(4,065,673)
Loss on impaired and abandoned assets	-	-	(32,048)
Gain on extinguishment of debt	-	-	510,105
Acquisition costs	-	-	(65,812)

Loss before provision for income taxes	(5,132,538)	(921,554)	(23,241,529)
Provision for income taxes	100	-	2,100
Net loss	$(5,132,638)	$(921,554)	$(23,243,629)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	n/a

Weighted average shares outstanding - basic and diluted	321,619,663	146,941,923	n/a

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2008
(Unaudited)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, July 9, 1998 (inception)	9,272,200	$9,272	$-	$-	$(9,272)	$-	$-
Issued stock for subscription receivable at $0.005 per share	18,795,000	18,795	(100,000)		81,205		-
Balance, December 31, 1998	28,067,200	28,067	(100,000)	-	71,933	-	-

Issued stock for cash at $0.004 per share	1,253,000	1,253			3,747		5,000
Net loss						(5,053)	(5,053)
Balance, December 31, 1999	29,320,200	29,320	(100,000)	-	75,680	(5,053)	(53)

Payment of subscription receivable			100,000				100,000
Net loss						(43,641)	(43,641)
Balance, December 31, 2000	29,320,200	29,320	-	-	75,680	(48,694)	56,306

Issued stock for cash at $0.004 per share	250,600	251			749		1,000
Net loss						(522,213)	(522,213)
Balance, December 31, 2001	29,570,800	29,571	-	-	76,429	(570,907)	(464,907)

Issued stock for cash at $0.13 per share	689,150	689			91,811		92,500
Issued stock for services at $0.06 per share	1,591,310	1,591			101,659		103,250
Issued stock in satisfaction of debt at $0.14 per share	1,790,000	1,790			248,210		250,000
Net loss						(646,201)	(646,201)
Balance, December 31, 2002	33,641,260	33,641	-	-	518,109	(1,217,108)	(665,358)

Issued stock for cash at $0.13 per share	930,800	931			119,069		120,000
Net loss						(253,881)	(253,881)
Balance, December 31, 2003	34,572,060	34,572	-	-	637,178	(1,470,989)	(799,239)

Issued stock for cash at $0.0838 per share	238,660	239			19,761		20,000
Issued stock for services at $0.08 per share	500,000	500			39,500		40,000
Issued stock for cash at $0.1835 per share	9,560,596	9,561			1,485,376		1,494,937
Reverse merger with Grant Ventures, Inc.	6,000,000	6,000					6,000
Warrants issued as part of restructuring of debt (89,500 valued at $0.03779)					3,382		3,382
Recognition of beneficial conversion feature on issuance of note payable					200,000		200,000
Conversion of note payable and accrued interest at $0.07569 per share	2,720,000	2,720			203,165		205,885
Issued stock in satisfaction of debt at $0.1835 per share	249,475	249			45,530		45,779
Exercise of $0.01 warrants	2,403,000	2,403			21,627		24,030
Issued 250,000 warrants for services					11,000		11,000
Stock options issued to employees, directors, and consultants				(1,523,966)	1,523,966		-
Vesting of deferred compensation				426,081			426,081
Net loss						(1,910,351)	(1,910,351)
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2008
(Unaudited)
       (Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2004	56,243,791	$56,244	$-	$(1,097,885)	$4,190,485	$(3,381,340)	$(232,496)
Conversion of notes payable and accrued interest at $0.092178 per share	1,395,322	1,395			127,225		128,620
Stock options issued to new director				(26,725)	26,725		-
Value of 250,000 warrants issued as part of bridge loan					65,540		65,540
Shares issued for services at $0.40 per share	500,000	500			199,500		200,000
Stock options granted to employee				(327,197)	327,197		-
Stock options exercised	50,000	50			8,950		9,000
Reclassify warrants to liability					(656,607)		(656,607)
Shares issued for legal services at $0.22 per share	200,000	200			43,800		44,000
Conversion of convertible notes payable at conversion rates ranging from $0.00423 to $0.0105 per share, including applicable derivative value	67,580,405	67,581			2,708,685		2,776,266
Stock options issued to interim CEO				(3,762)	3,762		-
Shares issued on exercise of warrant	250,000	250			2,500		2,750
Shares issued at $0.09 on exercise of warrant	267,000	267			2,403		2,670
Vesting of deferred compensation				976,987			976,987
Cancellation of stock options				193,275			193,275
Net loss						(7,644,857)	(7,644,857)
Balance, December 31, 2005	126,486,518	126,487	-	(285,307)	7,050,165	(11,026,197)	(4,134,852)

Vesting of deferred compensation				84,972			84,972
Reclassification of deferred compensation				200,335	(200,335)		-
Vesting of stock options					153,577		153,577
Conversion of convertible notes at conversion rates ranging from $0.00633 to $0.0278 per share, including applicable derivative value	2,594,644	2,595			241,973		244,568
Issued stock at $0.01 per share in satisfaction of debt	5,226,534	5,226			47,039		52,265
Issued stock at $0.038 per share for services rendered	1,150,627	1,150			163,397		164,547
Issued stock on exercise of options at $0.18 per share	150,000	150			26,850		27,000
Repricing of warrants					17,422		17,422
Cashless exercise of $0.01 warrants, includng applicable derivative value	812,100	812			114,593		115,405
Net loss						(3,384,933)	(3,384,933)
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 9, 1998 (Date of Inception) THROUGH
MARCH 31, 2008
(Unaudited)
(Continued from Preceding Page)

						Deficit	Total
						Accumulated	Deficiency
	Number of				Additional	During the	in
	Common	Common	Subscription	Deferred	Paid-in	Development	Stockholders'
	Shares	Stock	Receivable	Compensation	Capital	Stage	Equity
Balance, December 31, 2006	136,420,423	$136,420	$-	$-	$7,614,681	$(14,411,130)	$(6,660,029)
Conversion of convertible notes payable at conversion rates ranging from $0.0096 to $0.0387 per share, including applicable derivative value	167,901,969	167,902			6,459,597		6,627,499
Issued stock at $0.0782 per share for services rendered	95,000	95			7,331		7,426
Issued stock at $0.01333 per share in settlement of liability	470,250	471			5,799		6,270
Issued stock at $0.0217 per share for legal services	2,075,000	2,075			42,925		45,000
Issued stock at $0.0100 per share for legal services	4,000,000	4,000			36,000		40,000
Cashless exercise of $0.01 warrants, including applicable derivative value	64,879	65			2,465		2,530
Exercise of warrant at $0.01 per share, including applicable derivative value	98,092	98			2,306		2,404
Vesting of stock options					446,456		446,456
Net loss						(3,699,861)	(3,699,861)
Balance, December 31, 2007	311,125,613	311,126	-	-	14,617,560	(18,110,991)	(3,182,305)

Conversion of convertible notes payable at conversion rates ranging from $0.0096 to $0.0387 per share, including applicable derivative value	45,542,719	45,542			617,791		663,333
Issued stock at $0.0782 per share for services rendered	100,000	100			1,400		1,500
Issued stock at $0.0782 per share for services rendered	310,000	310			5,890		6,200
Vesting of stock options					45,237		45,237
Net loss						(5,132,638)	(5,132,638)
Balance, March 31, 2008	357,078,332	$357,078	$-	$-	$15,287,878	$(23,243,629)	$(7,598,673)

See accompanying notes to condensed financial statements.

GRANT LIFE SCIENCES, INC.
 (A Development Stage Company)
 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Period from
			July 9, 1998
			(Date of
			Inception)
	For the Three Months		through
	Ended March 31		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,132,638)	$(921,554)	$(23,243,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	9,703	60,287
Change in fair value of derivative liabilities related to convertible notes and warrants	4,413,657	87,368	10,042,353
Loss on impaired and abandoned assets	-	4,304	32,048
Vesting of stock options	45,237	26,870	2,133,309
Common stock or warrants issued in exchange for services	7,700	7,426	692,356
Cancellation of stock options	-	-	193,275
Accreted interest on convertible notes payable	371,618	451,945	3,173,432
Beneficial conversion feature discount	-	-	298,507
Gain on extinguishment of debt	-	-	(510,105)
Acquisition costs	-	-	65,812
Change in working capital components:
Refunds and accounts receivable	2,080	-	(470)
Prepaid expenses	(29,578)	(29,791)	(31,245)
Deposits and other assets	11,000	(25,625)	(7,140)
Accounts payable	54,951	(116,223)	89,769
Short-term notes payable	-	(2,398)	13,125
Accrued liabilities	43,591	2,247	181,843
Advances from officers/directors	4,104	-	4,104
Accrued interest payable	27,565	20,359	277,501
Net cash used in operating activities	(180,713)	(485,369)	(6,534,868)

Cash flows from investing activities:
Purchases of furniture and equipment	-	-	(42,334)
Net cash used in investing activities	-	-	(42,334)

Cash flows from financing activities:
Proceeds from sale of common stock and exercise of warrants, net	-	-	1,898,869
Proceeds from issuance of notes payable, net of origination fees	-	285,000	4,697,805
Repricing of warrants and other	-	-	(16,799)
Net cash provided by financing activities	-	285,000	6,579,875

Net increase (decrease) in cash	(180,713)	(200,369)	2,673
Cash at beginning of the period	183,386	287,992	-
Cash at end of the period	$2,673	$87,623	$2,673

(Continued on Next Page)

GRANT LIFE SCIENCES, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued from Preceding Page)

Supplemental disclosure of non-cash investing and financing activities:

During the three months ended March 31, 2008, the Company issued 45,542,719 shares of common stock upon conversion of $301,312 of secured convertible notes payable.  The value of the related derivative at the time of conversion was $362,021, which was credited to additional paid-in capital.

During the three months ended March 31, 2008, the Company satisfied $206,712 of accrued interest payable by issuance of a convertible note payable, having essentially the same terms and conditions as other outstanding convertible notes payable.

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
MARCH 31, 2008 and 2007
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

The Company plans to seek additional debt and/or equity funding.  The Company also plans to investigate the feasibility of out-licensing the technologies controlled by the Company, the feasibility of merging with an operating company generating positive cash flow, and/or the feasibility of collaborating with other research and development companies that are better funded than the Company.  There can be no assurance, however, that any of these plans will materialize.

Interim Financial Information
The interim financial information as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007, is unaudited. The condensed balance sheet as of December 31, 2007 is derived from audited financial statements, the report on which included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The accompanying condensed financial statements and notes should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made, which consist only of normal recurring adjustments.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that can be expected for future quarters or for the entire year ending December 31, 2008.

Certain reclassifications have been made to prior period financial statements to conform with the current presentation.

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

Revenue Recognition
Revenues are recognized in the period that the following four criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  The Company has had no revenue since 2005.

Stock-Based Compensation and Other Stock Based Payments
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

NOTE C – CONVERTIBLE NOTES PAYABLE AND WARRANTS

During the three months ended March 31, 2008, the Company issued 45,542,719 common shares upon the conversion of $301,312 of convertible notes payable in several separate transactions.  The fair values of the related derivative liabilities at the dates of the respective conversions totaled $362,021 which amounts were credited to additional paid-in capital.

Also during the three months ended March 31, 2008, the Company issued $206,712 of convertible notes in payment of accrued interest on previously issued convertible notes.

As of March 31, 2008, the remaining convertible notes were convertible into 607,435,714 shares of the Company’s common stock based on the then market price of the common stock.

As of March 31, 2008, there were outstanding warrants to purchase 33,379,542 shares of the Company’s common stock at a weighted average purchase price per share of $0.16.  These warrants expire between July 2009 and November 2014.  These amounts are unchanged from December 31, 2007.

NOTE D – STOCK OPTIONS

As of March 31, 2008, there were outstanding stock options on 22,226,218 shares of the Company’s common stock at a weighted average exercise price per share of $0.049.  These options expire between August 2013 and June 2017.  These amounts are unchanged from December 31, 2007.

The Company recorded $45,237 and $26,870 of compensation expense related to these stock options for the three-month periods ended March 31, 2008 and 2007, respectively.  Unrecognized compensation expense applicable to unvested options as of March 31, 2008, was $75,087.

NOTE E – INCOME TAXES

For income tax reporting purposes, the Company’s net operating loss carryforwards approximate $13,550,000 and unused federal tax credits approximate $90,000, which begin expiring in 2019, subject to Section 382 of the Internal Revenue Code, which places limitations on the amount of taxable income which can be offset by net operating loss carryforwards and other tax attributes after a change in control of a loss corporation.  As a result, there can be no assurance that some or all of the Company’s net operating loss carryforwards and other tax attributes will be available to offset future taxable income and associated tax, if any.

The Company has established a valuation allowance to fully reserve against all of its net deferred income tax assets, as management has determined that it is more likely than not that those assets will not be realized based on the Company’s operating history.  As a result, there are no net deferred income tax assets presented in the Company’s condensed balance sheets.

NOTE F – SUBSEQUENT EVENTS

Subsequent to March 31, 2008 and through May 15, 2008, the Company issued 17,639,000 shares of common stock upon the conversion of $89,959 of convertible notes.

On May 1, 2008, the Company’s Board of Directors approved cancellation of the 2007 stock option plan and implementation of a 2008 stock option plan, subject to shareholder approval, under which options on 68,000,000 shares may be granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Grant Life Sciences, Inc.," the "Company," "we," "us," and "our" refer to Grant Life Sciences, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

Overview
The Company is a development stage company.  From inception in 1998 through March 31, 2008, it has not generated significant revenues.  All audit reports issued to date have included an explanatory paragraph that there is substantial doubt as to the Company’s ability to continue as a going concern.

Plan of Operation
The Company is focused on developing technologies that will be useful in commercializing rapid test products that can screen women for cervical cancer or pre-cancerous conditions.  The majority of cervical cancer is generally believed to be caused by different strains of the human papilloma virus (HPV).  Most of the Company’s effort in prior years has centered on HPV antibody detection tests.  In 2006, the Company signed a memorandum of understanding to in-license technology pertaining to HPV antigen detection tests.  This memorandum of understanding evolved into a contract in November 2007.  In June 2007, the Company signed another memorandum of understanding to in-license technology based on a molecular diagnostic test for HPV.  This memorandum of understanding was also converted to a contractual arrangement in November 2007.  Due to capital constraints, the Company has only been able to devote minimal funds to research and development, in particular, over the past year.

The Company’s ability to conduct further research on the technologies described in the preceding paragraph is directly related to the Company’s ability to raise capital to fund such research.  In addition to debt and equity funding, the Company may investigate out-licensing of the technologies presently under its control, the feasibility of merging with a cash-flow positive operating company, and the feasibility of collaborating with other research and development companies that are better funded than the Company.

Liquidity and Capital Resources
From inception in 1998 through March 31, 2008, the Company has relied on loans and equity infusions to fund its operations.  The Company has never generated positive cash flows from operating activities.  In the near term, and perhaps longer, the Company will continue to be dependent on its ability to raise debt and/or equity capital.  There is no assurance that the Company will be able to continue to do so.  Over a longer term, the Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operating activities to meet its obligations on a timely basis and to obtain additional financing as may be required.  Since June 2005, the Company’s primary source of funding has been from the sale of convertible notes.

As of March 31, 2008, the Company had a working capital deficiency of $668,102.  The Company’s cash balance at March 31, 2008 was $2,673.  Since mid-March 2008, the Company has delayed payments to vendors and employees to the extent possible and has relied on cash advances from officers and directors to cover payments that could not be delayed.  The Company has obtained a waiver from the holder of its convertible notes payable which allows the Company to seek funding from alternate sources.  As of May 15, 2008, the Company had received a proposal from an alternate funding source which would provide working capital, if consummated, for approximately two to three months. The Company is actively pursuing this proposal.  There can be no assurance that the Company will be successful in obtaining adequate debt or equity financing and, as a result, the Company may not be able to continue its existence.

Results of Operations
The Company has never been profitable.  Since inception, aggregate losses approximate $23,244,000.  Since June 2005, the Company has incurred non-cash charges of approximately $14,108,000 related to interest expense on the Company’s convertible notes and charges arising from the change in fair value of the derivative liabilities related to the convertible notes and warrants to purchase common stock of the Company.

Aggregate results of operations for the three month-periods ended March 31, 2008 and 2007, are reasonably comparable except for  the impact of the non-cash items described in the preceding paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of and Report on Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls over reports filed by the Company with the Securities and Exchange Commission (“SEC”).  The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures for the three months ended March 31, 2008.   Based on this evaluation, because of the Company’s limited resources and limited number of employees, the Company’s management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Evaluation of and Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  The Company’s management, with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, because of the Company’s limited resources and limited number of employees, the Company’s management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Disclosure Controls and Internal Control over Financial Reporting

The Company’s chief financial officer resigned on March 11, 2008.  The Company currently does not have an executive officer with substantial expertise in matters of accounting, internal control and financial reporting.  Otherwise, there were no changes in the Company’s disclosure controls or internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls or internal control over financial reporting.

Limitations on Controls

The Company’s management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

N/A

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT LIFE SCIENCES, INC.

Date: May 20, 2008	By:	/s/ Hun-Chi Lin
Hun-Chi Lin
President, Principal Accounting and Financial Officer, and Chief Scientist